Form 10QSB
period 1996-10-31
STEARNS & LEHMAN INC
filed 1996-12-06
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
___   Exchange Act of 1934

      For the quarterly period ended October 31, 1996

OR

___ Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from___________________ to ____________________

                        --------------------------------

                         COMMISSION FILE NO. 333-04244C

                        --------------------------------

                             STEARNS & LEHMAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   OHIO                                34-1579817
         (State or other jurisdiction                 (IRS Employer
       of incorporation or organization)             Identification No.)

               52 SURREY ROAD
               MANSFIELD, OHIO                             44901
      (Address of principal executive offices)           (Zip code)

                                 (419) 522-2722
              (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---      ---

As of November 29, 1996, 3,136,347 shares of common stock, no par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
BALANCE SHEET
October 31, 1996, April 30, 1996 and October 31, 1995

                                     ASSETS

                                                               OCTOBER 31,        APRIL 30,          OCTOBER 31,
                                                                  1996              1996              1995
                                                              (UNAUDITED)                            (UNAUDITED)

Current assets:
   Cash                                                     $    74,186         $   123,208         $    26,862
   Trade accounts receivable, net of allowance for doubtful
     accounts of $46,927, $56,000 and $9,225 as of
     October 31, 1996, April 30, 1996 and
     October 31,1995, respectively                            1,148,253             584,665           1,133,100
   Inventory                                                  1,293,843           1,132,548           1,129,490
   Prepaid and other                                             73,542              49,508              70,114
   Deferred income taxes                                         45,600
                                                            -----------         -----------         -----------

      Total current assets                                    2,635,424           1,889,929           2,339,566
                                                            -----------         -----------         -----------
Property and equipment:

   Land                                                          74,653              74,653              57,325
   Machinery and equipment                                    1,345,691           1,309,007           1,313,139
   Office equipment                                             196,621             193,977             194,206
   Building improvements                                         91,716              91,716              91,716
   Buildings                                                    235,456             237,016             219,718
   Leasehold improvements                                        43,003              43,003              43,003
   Tooling                                                       35,517              22,254              38,567
   Vehicles                                                      25,332              25,332              93,031
                                                            -----------         -----------         -----------

                                                              2,019,710           1,996,958           2,050,705

         Less: accumulated depreciation                        (689,782)           (602,297)           (558,604)
                                                            -----------         -----------         -----------

      Net property and equipment                              1,358,207           1,394,661           1,492,101
                                                            -----------         -----------         -----------

Goodwill                                                        466,379             543,671             516,331
Cash surrender value of life insurance                           26,020              19,646               8,500
Trademarks and patents                                            4,908               5,257               5,604
Deferred stock offering costs                                    83,558              50,474                 709
Other assets                                                     56,427              69,399              71,533
                                                            -----------         -----------         -----------

      Total assets                                          $ 4,630,923         $ 3,973,037         $ 4,434,344
                                                            ===========         ===========         ===========

STEARNS & LEHMAN, INC.
BALANCE SHEET, CONTINUED

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      OCTOBER 31,          APRIL 30,         OCTOBER 31,
                                                                         1996                1996               1995
                                                                      (UNAUDITED)                            (UNAUDITED)

CURRENT LIABILITIES:

   Lines of credit                                                                      $   350,000        $    60,000
   Accounts payable                                                  $ 1,016,393            485,407            843,081
   Accrued expenses                                                      238,123            228,045            130,438
   Current portion of notes payable                                      107,842             37,578             45,914
   Current portion of capital lease                                       12,438             16,713             18,893
      obligations
   Subordinated convertible notes                                        300,000            300,000
                                                                     -----------        -----------        -----------

      Total current liabilities                                        1,674,796          1,417,743          1,098,326
                                                                     -----------        -----------        -----------

Notes payable, net of current portion                                    358,415            132,416            168,993
Capital lease obligations, net of                                          6,640             12,084             19,078
    current portion
Subordinated convertible notes                                                                                 300,000
                                                                     -----------        -----------        -----------

      Total long-term liabilities                                        365,055            144,500            488,071
                                                                     -----------        -----------        -----------

      Total liabilities                                                2,039,851          1,562,243          1,586,397
                                                                     -----------        -----------        -----------

Shareholders' equity:

   Common stock, no par value; 4,000,000 shares
        authorized, 2,829,422, 2,827,672 and 2,827,564
        issued and 2,826,122, 2,824,372 and 2,799,834
        outstanding as of October 31, 1996, April 30, 1996
        and October 31, 1995, respectively                                 3,120              3,118              3,159
   Additional paid-in capital                                          3,183,347          3,178,099          3,130,375
   Accumulated deficit                                                  (582,195)          (757,223)          (276,613)
                                                                     -----------        -----------        -----------

                                                                       2,604,272          2,423,994          2,856,921

           Less treasury stock, at cost (3,300 shares in 1996
               and 11,256 shares in 1995)                                (13,200)           (13,200)            (8,974)
                                                                     -----------        -----------        -----------

      Total shareholders' equity                                       2,591,072          2,410,794          2,847,947
                                                                     -----------        -----------        -----------

      Total liabilities and shareholders' equity                     $ 4,630,923        $ 3,973,037        $ 4,434,344
                                                                     ===========        ===========        ===========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
for three months ended October 31, 1996 and 1995


                                                       1996             1995


Sales                                               $ 2,117,080     $ 1,797,953
Cost of sales                                         1,512,393       1,352,400
                                                    -----------     -----------

    Gross profit                                        604,687         445,553

Selling, general and administrative expenses            408,321         395,239
                                                    -----------     -----------

Income from operations                                  196,366          50,314
                                                    -----------     -----------

Other income (expenses), net:

  Interest expense                                      (19,161)        (14,375)
  Interest income                                         3,794               0
  Other, net                                              3,180            (734)
                                                    -----------     -----------

                                                        (12,187)        (15,109)
                                                    -----------     -----------

Net income before income tax expense                    184,179          35,205

  Income tax expense (benefits):
    Current                                               2,400               0
    Deferred                                            (45,600)              0
                                                    -----------     -----------

    Total income tax expense (benefits)                 (43,200)              0
                                                    -----------     -----------

  Net income                                        $   227,379     $    35,205
                                                    ===========     ===========

  Earnings (loss) per share                               $0.08          ($0.01)
                                                    ===========     ===========

Weighted average shares outstanding                   2,898,866       2,767,120
                                                    ===========     ===========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
for six months ended October 31, 1996 and 1995

                                                          1996           1995

Sales                                               $ 3,457,718     $ 2,773,064
Cost of sales                                         2,523,748       2,141,927
                                                    -----------     -----------

    Gross profit                                        933,970         631,137

Selling, general and administrative expenses            769,576         818,417
                                                    -----------     -----------

Income (loss) from operations                           164,394        (187,280)
                                                    -----------     -----------

Other income (expenses), net:
  Interest expense                                      (38,858)        (26,675)
  Interest income                                         3,794               0
  Other, net                                              2,498          (2,436)
                                                    -----------     -----------

                                                        (32,566)        (29,111)
                                                    -----------     -----------

Net income (loss) before income tax expense             131,828        (216,391)

  Income tax expense (benefits):
    Current                                               2,400               0
    Deferred                                            (45,600)         35,913
                                                    -----------     -----------

    Total income tax expense (benefits)                 (43,200)         35,913
                                                    -----------     -----------

  Net income (loss)                                 $   175,028     ($  252,304)
                                                    ===========     ===========

  Earnings (loss) per share                               $0.06         ($0.09)
                                                    ===========     ===========

Weighted average shares outstanding                   2,860,964       2,755,598
                                                    ===========     ===========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the year ended April 30, 1996 and the six months ended October 31, 1996


                                                                        ADDITIONAL                                 TOTAL SHARE-
                                          COMMON          COMMON         PAID-IN      ACCUMULATED    TREASURY        HOLDERS'
                                          SHARES          STOCK          CAPITOL        DEFICIT       STOCK           EQUITY

Balance at April 30, 1995              2,744,934      $   3,098      $ 2,957,674      ($ 24,308)     ($57,246)     $2,879,218

  Net Loss                                                                             (732,915)                     (732,915)

  Sale of treasury stock, net             65,256                         204,449                       57,246         261,695

  Repurchase of common stock              (3,300)                                                     (13,200)        (13,200)

  Purchase of warrants                                                   (36,750)                                     (36,750)

  Purchase price adjustment               17,582             20           52,726                                       52,746
                                     -----------      ---------      -----------      ---------      --------      ----------

Balance at April 30, 1996              2,824,372          3,118        3,178,099       (757,223)      (13,200)      2,410,794

  Net Income                                                                            175,028                       175,028

  Issuance of common stock                 1,750              2            5,248                                        5,250
                                     -----------      ---------      -----------      ---------      --------      ----------

Balance at October 31, 1996            2,826,122      $   3,120      $ 3,183,347      ($582,195)     ($13,200)     $2,591,072
                                      ==========      =========      ===========      =========      ========      ==========

  The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
for six months ended October 31, 1996 and 1995

                                                               1996        1995

Cash flows from operating activities:
Net income (loss)                                          $ 175,028    ($252,304)
Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Bad debt expense                                           1,569       18,424
    Depreciation and amortization                            127,066      130,116
    Loss on the sale of property and equipment                    86        1,244
    Deferred income taxes                                    (45,600)      35,913
    Changes in assets and liabilities:
      Trade accounts receivable                             (565,157)    (472,990)
      Inventory                                             (161,295)      11,700
      Prepaid expenses and other                             (24,034)       5,817
      Accounts payable                                       530,986      233,498
      Accrued expenses                                        10,078       10,795
                                                           ---------    ---------

    Net cash provided (used) by operating activities          48,727     (277,787)
                                                           ---------    ---------

Cash flows from investing activities:
  Purchase of property and equipment                         (56,331)    (570,943)
  Sale of property and equipment                               3,500        1,500
  Cash surrender value of life insurance, net                 (6,374)
  Proceeds from purchase price adjustment                     52,746
  Purchase of other assets                                                (11,642)
                                                           ---------    ---------

    Net cash used by investing activities                     (6,459)    (581,085)
                                                           ---------    ---------

Cash flows from financing activities:
  Net borrowing under revolving credit agreements                          60,000
  Principal payments on notes payable and capital leases     (63,456)     (35,263)
  Deferred capital stock offering costs                      (33,084)        (709)
  Sale of treasury stock                                           0       48,272
  Net proceeds from issuance of common stock                   5,250      172,761
                                                           ---------    ---------

    Net cash provided (used) by financing activities         (91,290)     245,061
                                                           ---------    ---------

Net decrease in cash                                         (49,022)    (613,811)

Cash, beginning of year                                      123,208      640,673
                                                           ---------    ---------

      Cash, end of period                                  $  74,186    $  26,862
                                                           =========    =========

 STEARNS & LEHMAN, INC.
 STATEMENT OF CASH FLOWS (UNAUDITED), CONTINUED for six months ended October 31, 1996 and 1995

                                                                1996     1995

 Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest                                                  $ 38,753   $ 27,761
                                                             ========   ========

Supplemental schedule of noncash financing activities:
 Conversion of line of credit to note payable                $350,000   $163,000
                                                             ========   ========

 The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

       The financial statements as of and for the three months ended October 31, 1996 and 1995 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1996 and April 30, 1995. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.  COMMON STOCK TRANSACTIONS:

       On June 7, 1996, the Company issued 1,750 shares of its common stock at $3.00 per share upon exercise of warrants. On October 22, 1996, the Company's form SB-1 registration statement was declared effective by the Securities and Exchange Commission. This registration statement offered for sale up to 454,546 shares of the Company's stock at $5.50 per share. In connection with the stock offering the Company also registered 1,120,001 shares of stock that were either (i) currently issued and outstanding, (ii) reserved for issuance upon exercise or conversion of currently issued and outstanding warrants and convertible debentures of the Company, or (iii) reserved for issuance upon exercise of underwriter's warrants.

3.  LINES OF CREDIT:

       On May 5, 1996, the Company converted a $350,000 revolving line of credit agreement to a five-year term note with monthly principal payments of $5,833 plus interest at prime plus 1% through May 5, 2001.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

4.  NOTES PAYABLE:

       Notes payable at October 31, 1996, April 30, 1996 and October 31, 1995 consisted of:


                                                            OCTOBER 31,   APRIL 30,   OCTOBER 31,
                                                               1996         1996         1995

       Note payable to a bank, collateralized by a
            vehicle payable in monthly installments
            of $354 including interest at a rate of
            6.84%, due on December 10, 1997. This                                      $  8,528
            note was paid in full during 1996.

       Note payable to a bank, collateralized by real
            estate payable in monthly installments of
            $682 including interest at a rate of prime
            plus 2% adjusted every three years and
            subject to a minimum interest rate of
            3.5% and a maximum interest rate of 13.5%
            with the maximum decrease or increase in
            interest rates not to exceed 2% at any
            one time, due on February 14, 2002.             $ 35,461     $ 37,877        40,168

       Note payable to a bank, collateralized by a
            vehicle, payable in monthly installments
            of $512 including interest at 8.5% due
            on February 9, 1999. This note was paid
            in full during 1996.                                                         17,794

       Note payable to a bank, collateralized by
            accounts receivable, inventory and
            equipment, payable in monthly
            installments of $2,717 plus interest
            at a rate of prime (8.25% at
            October 31, 1996) plus 1.25%
            due on May 5, 2000.                              115,817      132,117       148,417



       Note payable to a bank, collateralized by
            accounts receivable, inventory and
            equipment, payable in monthly
            installments of $5,833 plus interest at
            a rate of prime (8.25% at October 31,
            1996) plus 1% due on May 5, 2001.                314,979
                                                          ----------    ---------     ---------
          Total notes payable                                466,257      169,994       214,907
               Less current portion                          107,842       37,578        45,914
                                                          ----------    ---------     ---------

                                                           $ 358,415    $ 132,416     $ 168,993
                                                           ---------    ---------     ---------



STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

5.  LEASE COMMITMENTS:

          The Company leases buildings and certain office and production equipment under noncancelable operating lease agreements expiring through fiscal 2002.

          Minimum rental commitments under noncancelable operating leases at October 31, 1996 are as follows:

          Year Ending April 30,        1997             $  58,313
                                       1998               111,568
                                       1999                19,704
                                       2000                 6,345
                                       2001                 6,345
                                       2002                 3,701
                                                        ---------

                                                        $ 205,976
                                                        ---------

Total rent expense charged to operations for all operating leases was $60,346 and $61,640 for the six months ended October 31, 1996 and 1995 respectively.

The Company has various capital lease agreements for equipment. The present value of the minimum lease payments has been capitalized and the related asset and obligation recorded. Future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of October 31, 1996, are as follows:

Year Ending April 30,        1997                       $   7,916
                             1998                          10,697
                             1999                           2,301
                                                        ---------

                      Total minimum lease payments         20,914

                         Less amounts representing
                             interest                       1,836
                                                        ---------
                      Present value of net minimum
                             lease payments                19,078

                         Less current maturities           12,438
                                                        ---------

                                                        $   6,640
                                                        ---------

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

6.  WARRANTS TO PURCHASE COMMON STOCK:

       On June 7, 1996, 1,750 shares of the Company's common stock were issued at $3.00 per share upon exercise of warrants. The balance of warrants outstanding at October 31, 1996 was 98,617 with an exercise price per share ranging from $3.00 to $5.75. All outstanding warrants are exercisable at October 31, 1996.

7.  INCOME TAXES:

       Effective November 30,1993, the Company adopted the Statement of Financial Accounting Standards No. 109. A net deferred tax asset of $35,913 was reflected on the financial statements as of April 30, 1995. On July 31, 1995, the Company established a valuation allowance for the entire net deferred tax asset, as it concluded, at that time that it would be more likely than not that some portion or all of the net deferred tax asset would not be realized. On October 31, 1996, the Company established a net deferred tax asset of $45,600. This net deferred tax asset represents net operating loss carry-forwards utilized to the extent of the current year tax obligation as the result of income for the six months ended October 31, 1996.

8.  SUBSEQUENT EVENTS:

       From November 4, 1996 through November 29, 1996, the Company received $1,535,614 in proceeds, net of $170,624 in commissions and underwriter expenses, from its SB-1 stock offering (see Note 2) and subsequently issued 310,225 shares of stock. The Company used $422,353 of these proceeds to pay, in full, certain notes payable to a bank, collateralized by accounts receivable, inventory and equipment (see Note 4). On November 27, 1996, the Company entered into an agreement to construct a 50,000 square foot manufacturing and office building. On December 2, 1996, the Company signed a Construction and Business Loan Agreement with a bank for $750,000 for the financing of this manufacturing and office building, with a term of 120 monthly payments beginning July 2, 1997 with interest at a rate of prime plus 0.75%. Also on December 2, 1996, the Company signed a Line of Credit Agreement with a bank for $400,000 with interest at a rate of prime plus 0.5%.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Stearns & Lehman, Inc. (the "Company"), is headquartered in Mansfield, Ohio with manufacturing facilities in Mansfield, Ohio and Kent, Washington. The Company is engaged in the business of manufacturing and marketing specialty food products, including coffee and espresso flavorings, syrups, oils and toppings, extracts, flavorings, sauces, dressings and specialty sugars. The Company sells its products throughout the United States and Canada and in certain other foreign countries.

The Company markets its Flavor-Mate(R) and Dolce(R) flavored syrups product lines through distributors that are focused on the specialty coffee industry and food service accounts including restaurants, coffee houses, cart operations and specialty coffee retailers. These distributors take delivery of product by pallet load and re-distribute case quantities to their customers, adding a "service oriented" aspect to the marketing of the Company's product.

The Company also has direct marketing and distribution arrangements with a number of private label customers. The Company does not utilize any distribution network to service these customers and provides direct shipments in quantities and method of transportation specified by the customer. The Company believes that this segment of the business has the greatest short-term potential for sales.

The Company markets the remaining part of its product lines through general food distributors. The majority of these distributors are members of the National Food Distributors Association who distribute the Company's products directly to retailers, such as supermarket chains and specialty food stores. These distributors enable the retailer to maximize efficiency and profits by shifting the responsibility for stocking shelves, pricing product, rotating stock, providing demonstrations and maintaining inventory to the distributor. These distributors generally take delivery of the Company's product by pallet load for re-distribution to the retailers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

Net Sales for the three months ended October 31, 1996 and 1995 were $2,117,080 and $1,797,953, respectively, a 17.7% increase. For the current three month period, private label sales increased by 40.0% and Dolce(R) branded products increased by 14.6%, while the Net Sales of other Company products decreased by 22.8% compared to the same quarter last year. Private label, Dolce(R) branded products, and other Company products represented 67.8%, 13.5%, and 18.7% of Gross Sales, respectively for the current three month period. The increase in private label sales was the result of significant sales growth by several of the Company's private label customers and obtaining several new private label customers. Dolce(R) branded products sales increased primarily as a result of increased sales from Midwest and Eastern United States distributors. The Net Sales of other Company products decreased primarily due to a loss of a Flavor-Mate(R) customer in January, 1996.

The increase in sales volume permitted the Company to better utilize its manufacturing facilities, resulting in Cost of Sales, as a percentage of Net Sales, decreasing to 71.4% compared to 75.2% for the second quarter ended October 31, 1996 and 1995, respectively. Cost of Sales increased by $159,993 for the current quarter compared to the corresponding quarter last year. This increase primarily was a result of higher sales volume, resulting in increased material, labor, and utility costs for the current three month period. The increase in Cost of Sales was also the result of the decision to increase product testing by Company personnel. Tooling costs also increased as a result of new private label customers. These increases were partially offset by decreased costs associated with improved manufacturing controls resulting in lower scrappage, a decrease in the cost of product testing performed by outside services, and a decrease in maintenance costs.

Selling, general and administrative expenses increased by 3.33% or $13,082 for the second quarter ended October 31, 1996 compared to the corresponding quarter last year. This increase resulted from increased payroll expenses incurred following the hiring of a Chief Financial Officer in January 1996, increased sales promotional costs, increased sales commissions as a result of a revised sales staff compensation program and higher sales volume, increased retail store product placement ("slotting") fees, increased personal property and real estate taxes, and increased maintenance costs of the Company's computer system. These increases were nearly offset by decreases in outside professional financial consulting services, travel costs, office supplies, and bad debt expense.

Interest expense for the three months ended October 31, 1996 increased by $4,786 compared to the three months ended October 31, 1995. The increase reflects bank borrowings that occurred from October 1, 1995 through April 30, 1996 resulting in a Note Payable with a balance as of October 31, 1996 of $314,979.

The Company recorded a Deferred Income Tax credit of $45,600 for the second quarter ended October 31, 1996. This credit is a result of the reversal of a previously recorded valuation allowance due to the anticipated usage of the Company's net loss carry forwards.

As a result of the foregoing, the Company reported net income of $227,379, or $0.08 per weighted average number of common stock outstanding, for the second quarter ended October 31, 1996 compared to net income of $35,205, or $0.01 per weighted average number of common stock outstanding, for the second quarter ended October 31, 1995. The weighted average number of common stock outstanding increased to 2,898,866 for the current quarter compared to 2,767,120 for the comparative quarter last year. The increase primarily reflects treasury stock sold and changes in the common stock equivalents of outstanding warrants.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

Net Sales for the six months ended October 31, 1996 and 1995 were $3,457,718 and $2,773,064 respectively, a 24.7% increase. For the current six month period, private label sales increased by 53.3% and Dolce(R) branded products increased by 20.3%, while the Net Sales of other Company products decreased by 26.7% compared to the same six month period last year. Private label, Dolce(R) branded products, and other Company products represented 66.6%, 17.1%, and 16.3% of Gross Sales, respectively for the current six month period. The increase in private label sales was the result of significant sales growth by several of the Company's private label customers and obtaining several new private label customers. Dolce(R) branded products sales increased primarily as a result of increased sales from Midwest United States distributors. The Net Sales of other Company products decreased primarily due to a loss of a Flavor-Mate(R) customer in January, 1996.

The increase in sales volume permitted the Company to better utilize its manufacturing facilities, resulting in Cost of Sales, as a percentage of Net Sales, decreasing to 73.0% compared to 77.2% for the six months ended October 31, 1996 and 1995, respectively. Cost of Sales increased by $381,821 for the six month period compared to the corresponding six month period last year. This increase primarily was a result of higher sales volume, resulting in increased material, labor, and utility costs for the current six month period. The increase in Cost of Sales was also the result of increased depreciation and the decision to increase product testing by Company personnel. Tooling costs also increased as a result of new private label customers. These increases were partially offset by decreased costs associated with improved manufacturing controls resulting in lower scrappage, a decrease in the cost of product testing performed by outside services, and a decrease in maintenance costs.

Selling, general and administrative expenses decreased by 0.6% or $48,841 for the six month period ended October 31, 1996 compared to the corresponding six month period last year. This decrease resulted from decreases in trade show costs, outside professional financial consulting services, travel costs, office supplies, and bad debt expense. These decreases were offset by increased payroll expenses incurred following the hiring of a Chief Financial Officer in January 1996, increased sales promotional costs, increased sales commissions as a result of a revised sales staff compensation program and higher sales volume, increased retail store product placement ("slotting") fees, increased personal property and real estate taxes, and increased maintenance costs of the Company's computer system.

Interest expense for the six months ended October 31, 1996 increased by $12,183 compared to the six months ended October 31, 1995. The increase primarily reflects bank borrowings that occurred from October 1, 1995 through April 30, 1996 resulting in a Note Payable with a balance as of October 31, 1996 of $314,979.

The Company recorded a Deferred Income Tax credit of $45,600 for the six month period ended October 31, 1996. This credit is a result of the reversal of a previously recorded valuation allowance due to the anticipated usage of the Company's net loss carry forwards.

As a result of the foregoing, the Company reported net income of $175,028, or $0.06 per weighted average number of common stock outstanding, for the six months ended October 31, 1996 compared to a net (loss) of ($252,304), or ($0.09) per weighted average number of common stock outstanding, for the six months ended October 31, 1995. The weighted average number of common stock outstanding increased to 2,860,964 for the current six month period compared to 2,755,598 for the comparative six month period last year. The increase primarily reflects treasury stock sold and changes in the common stock equivalents of outstanding warrants.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 1996, the Company's working capital was $976,006 with a working capital ratio of 1.58 to 1. The Company's working capital has improved for two consecutive quarters. The working capital and working capital ratio for the quarters ended April 30, 1996 and July 31, 1996 were $472,182 and 1.33 to 1, and $706,323 and 1.54 to 1, respectively. The increase in working capital for the six month period ended October 31, 1996 was primarily a result of the conversion of a $350,000 bank line of credit to a note payable, operating income for the period, and the effect of the current deferred tax asset. On October 31, 1995, the Company's working capital was $1,241,240 with a working capital ratio of
2.13 to 1. The Company's decrease in working capital for the twelve month period ended October 31, 1996 was primarily the result of operating losses for the months of November 1995 through June 1996 offset by in the foregoing described increases in working capital for the six month period ended October 31, 1996.

The Company's operating activities, for the six month period ended October 31, 1996, provided net cash of $48,726. The Company used $122,660 to acquire equipment, invest in life insurance policies, and make principal payments on notes payable and capital leases. For the three month period ended October 31, 1996, the Company's operating activities provided net cash of $61,060 and the Company during this same period used $68,251 to acquire equipment, invest in life insurance policies, and make principal payments on notes payable and capital leases. For the six month period ended October 31, 1996, the Company received net cash of $24,912 from non-recurring sources. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash will be insufficient to meet the Company's planned investing and financing activities.

The Company plans to build a new manufacturing and office facility, estimated to cost approximately $1,533,000 and purchase equipment estimated to cost approximately $542,000. In addition, the Company expects to utilize $520,000 to retire outstanding notes payable and subordinated debentures. The Company expects to fund the acquisition of the building and equipment and retirement of debt primarily through the sale of stock and obtaining a bank mortgage on the new building.

On October 22, 1996, the Securities and Exchange Commission declared the Company's form SB-1 registration statement to be effective. This registration statement offered for sale up to 454,546 shares of the Company's stock at $5.50 per share. On November 4, 1996 the Company received the first proceeds from this offering and through November 29, 1996, the Company has received $1,535,614 in proceeds, net of $170,624 in commissions and underwriter expenses. The Company anticipates additional net proceeds from the offering.

On December 2, 1996, the Company formalized a $750,000 bank mortgage and a $400,000 bank line of credit. The Company believes that this bank financing together with proceeds from its stock offering and cash from operating activities will be sufficient to finance the Company's operations, and planned capital expenditures and repayment of debt.

On November 22, 1996, the Company's board of directors authorized the construction of a new manufacturing and office facility.

The Company during the six month period ending October 31, 1996 has experienced an inflationary increase in the cost of one of its principal raw materials. The Company has raised the selling price of its products to cover this cost increase.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit #27 - Financial Data Schedule

(b)  REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date:   December 6, 1996                     STEARNS & LEHMAN, INC.
                                                  (Registrant)




                                              /S/ William C. Stearns

                                             ------------------------
                                             William C. Stearns
                                             President

                                              /S/ John A. Chuprinko

                                             ------------------------
                                             John A. Chuprinko
                                             Chief Financial Officer
                                             (Principal Accounting Officer)