Form 10QSB
period 1997-01-31
STEARNS & LEHMAN INC
filed 1997-03-14
CIK 884900

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ----------------------------

                                 FORM 10-QSB

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

        For the quarterly period ended January 31, 1997

OR

        Transaction report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

        For the transition period from____________________to___________________

                          ____________________________

                           COMMISSION FILE NO. 0-21879
                          ____________________________

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

                                 (419) 522-2722
              (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X     No
         -----      ------

As of March 5, 1997, 3,226,755 shares of common stock, no par value, were outstanding. Transition Small Business Disclosure Format (check one):
Yes         No   X
   -----      ------

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.

BALANCE SHEET
January 31, 1997 , April 30, 1996 and January 31, 1996
                           ASSETS
                                                                  JANUARY 31,          APRIL 30,           JANUARY 31,
                                                                     1997                1996                 1996
                                                                  (UNAUDITED)                              (UNAUDITED)
Current assets:
   Cash and cash equivalents                                      $1,342,449             $123,208             $106,754
   Trade accounts receivable, net of allowance for doubtful
     accounts of $55,556, $56,000 and $9,225 as of
     January 31, 1997, April 30, 1996 and
     January 31, 1996, respectively                                  916,322              584,665              718,332
   Inventory                                                       1,323,120            1,132,548            1,242,787
   Prepaid and other                                                  63,861               49,508               54,250
   Deferred income taxes                                             117,100
                                                                 -----------          -----------          -----------
      Total current assets                                         3,762,852            1,889,929            2,122,123
                                                                 -----------          -----------          -----------
Property and equipment:
   Land                                                               74,653               74,653               74,653
   Construction in progress                                          422,659               99,282               73,721
   Machinery and equipment                                         1,374,221            1,309,007            1,335,938
   Office equipment                                                  207,728              193,977              201,615
   Building improvements                                              91,716               91,716               91,716
   Buildings                                                         137,734              137,734              137,734
   Leasehold improvements                                             43,003               43,003               43,003
   Tooling                                                            37,529               22,254               38,567
   Vehicles                                                           35,852               25,332               93,031
                                                                 -----------          -----------          -----------

                                                                   2,425,095            1,996,958            2,089,978

         Less: accumulated depreciation                             (734,848)            (602,297)            (614,883)
                                                                 -----------          -----------          -----------

      Net property and equipment                                   1,690,247            1,394,661            1,475,095
                                                                 -----------          -----------          -----------

Goodwill                                                             454,106              543,671              504,487
Cash surrender value of life
insurance                                                             25,103               19,646                8,500
Trademarks and patents                                                 4,734                5,257                5,430
Deferred stock offering costs                                                              50,474               17,851
Other assets                                                          50,115               69,399               72,920
                                                                 -----------          -----------          -----------

      Total assets                                                $5,987,157           $3,973,037           $4,206,406
                                                                 ===========          ===========          ===========

Continued

STEARNS & LEHMAN, INC.
BALANCE SHEET, CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  JANUARY 31,          APRIL 30,           JANUARY 31,
                                                                     1997                1996                 1996
                                                                  (UNAUDITED)                              (UNAUDITED)
Current liabilities:
   Lines of credit                                                                       $350,000             $160,000
   Accounts payable                                                  991,882              485,407              717,782
   Accrued expenses                                                  199,470              228,045              134,875
   Current portion of notes payable                                    5,380               37,578               46,210
   Current portion of capital lease obligations                       10,336               16,713               18,634
   Subordinated convertible notes                                    300,000              300,000
                                                                 -----------          -----------          -----------
       Total current liabilities                                   1,507,068            1,417,743            1,077,501
                                                                 -----------          -----------          -----------

Notes payable, net of current portion                                 28,829              132,416              157,334
Capital lease obligations, net of current portion                      4,480               12,084               14,817
Subordinated convertible notes                                                                                 300,000
                                                                 -----------          -----------          -----------

      Total long-term liabilities                                     33,309              144,500              472,151
                                                                 -----------          -----------          -----------

      Total liabilities                                            1,540,377            1,562,243            1,549,652
                                                                 -----------          -----------          -----------

Shareholders' equity:
   Common stock, no par value; 4,000,000 shares
          authorized, 3,181,826, 2,827,672 and 2,827,564
          issued and 3,178,526, 2,824,372 and 2,810,090
          outstanding as of January 31, 1997, April 30, 1996
          and January 31, 1996, respectively                           3,493                3,118                3,098
   Additional paid-in capital                                      4,827,016            3,178,099            3,162,123
   Accumulated deficit                                              (370,529)            (757,223)            (508,467)
                                                                 -----------          -----------          -----------

                                                                   4,459,980            2,423,994            2,656,754

            Less treasury stock, at cost (3,300 shares)              (13,200)             (13,200)
                                                                 -----------          -----------          -----------
      Total shareholders' equity                                   4,446,780            2,410,794            2,656,754
                                                                 -----------          -----------          -----------

      Total liabilities and shareholders' equity                  $5,987,157           $3,973,037           $4,206,406
                                                                 ===========          ===========          ===========


The accompanying notes are an integral part of the financial statements.

STEARNS &  LEHMAN, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
for three months ended January 31, 1997 and 1996

                                                                1997                        1996

Sales                                                        $2,034,609                   $1,534,548
Cost of sales                                                 1,475,180                    1,268,816
                                                            -----------                  -----------
      Gross profit                                              559,429                      265,732

Selling, general and administrative expenses                    406,793                      480,563
                                                            -----------                  -----------

Income (loss) from operations                                   152,636                     (214,831)
                                                            -----------                  -----------

Other income (expense), net:
   Interest expense                                             (11,982)                     (16,211)
   Interest income                                                3,675
   Other, net                                                    (1,463)                        (812)
                                                            -----------                  -----------

                                                                 (9,770)                     (17,023)
                                                            -----------                  -----------

Net income (loss) before income tax expense                     142,866                     (231,854)

   Income tax benefit:
      Current                                                     2,700
      Deferred                                                  (71,500)
                                                            -----------

      Total income tax benefit                                  (68,800)
                                                            -----------


   Net income (loss)                                           $211,666                    ($231,854)
                                                            ===========                  ===========

Earnings (loss) per share                                         $0.07                       ($0.08)
                                                            ===========                  ===========

Weighted average shares outstanding                           3,123,211                    2,807,860
                                                            ===========                  ===========




The accompanying notes are an integral part of the financial statements.

STEARNS &  LEHMAN, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
for nine months ended January 31, 1997 and 1996

                                                                   1997                       1996
Sales                                                           $5,492,328                 $4,307,612
Cost of sales                                                    3,998,929                  3,410,743
                                                               -----------                -----------
      Gross profit                                               1,493,399                    896,869

Selling, general and administrative expenses                     1,176,369                  1,298,980
                                                               -----------                -----------
Income (loss) from operations                                      317,030                   (402,111)
                                                               -----------                -----------

Other income (expense), net:
   Interest expense                                                (50,839)                   (42,886)
   Interest income                                                   7,469
   Other, net                                                        1,034                     (3,248)
                                                               -----------                -----------

                                                                   (42,336)                   (46,134)
                                                               -----------                -----------

Net income (loss) before income tax (benefit) expense              274,694                   (448,245)

   Income tax (benefit) expense:
      Current                                                        5,100
      Deferred                                                    (117,100)                    35,913
                                                               -----------                -----------

      Total income tax (benefit) expense                          (112,000)                    35,913
                                                               -----------                -----------

   Net income (loss)                                              $386,694                  ($484,158)
                                                               ===========                ===========

Earnings (loss) per share                                            $0.13                     ($0.17)
                                                               ===========                ===========

Weighted average shares outstanding                              2,924,911                  2,773,524
                                                               ===========                ===========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the year ended April 30, 1996 and the nine months ended January 31, 1997

                                                                                          ADDITIONAL                    TOTAL SHARE-
                                        COMMON           COMMON          PAID-IN         ACCUMULATED       TREASURY        HOLDERS'
                                        SHARES           STOCK           CAPITAL            DEFICIT          STOCK         EQUITY
Balance at April 30, 1995              2,744,834          $3,098        $2,957,674          ($24,308)      ($57,246)     $2,879,218

   Net loss                                                                                 (732,915)                      (732,915)

   Sale of treasury stock, net            65,256                           204,449                           57,246         261,695

   Repurchase of common stock             (3,300)                                                           (13,200)        (13,200)

   Purchase of warrants                                                    (36,750)                                         (36,750)

   Purchase price adjustment              17,582              20            52,726                                           52,746
                                      ----------       ---------       -----------       -----------       --------      ----------
Balance at April 30, 1996              2,824,372           3,118         3,178,099          (757,223)       (13,200)      2,410,794

   Net income                                                                                386,694                        386,694

   Repurchase of common stock                (91)                                                              (637)           (637)

   Retirement of common stock                                (17)             (620)                             637

   Issuance of common stock              354,245             392         1,649,537                                        1,649,929
                                      ----------       ---------       -----------       -----------       --------      ----------
Balance at January 31, 1997            3,178,526          $3,493        $4,827,016         ($370,529)      ($13,200)     $4,446,780
                                      ==========       =========       ===========       ===========       ========      ==========


The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
for nine months ended January 31, 1997 and 1996

                                                                           1997                     1996
Cash flows from operating activities:
   Net income (loss)                                                      $386,694               ($484,158)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Bad debt expense                                                   13,160                  19,535
         Depreciation and amortization                                     190,891                 205,372
         Loss on the sale of property and equipment                             86                   1,244
         Deferred income taxes                                            (117,100)                 35,913
         Changes in assets and liabilities:
            Trade accounts receivable                                     (344,817)                (79,334)
            Inventory                                                     (190,572)               (101,597)
            Prepaid expenses and other                                     (14,353)                 21,682
            Accounts payable                                               188,175                 108,199
            Accrued expenses                                               (28,575)                 15,232
                                                                       -----------               ---------

         Net cash provided by (used in) operating activities                83,589                (257,912)
                                                                       -----------               ---------
   Cash flows from investing activities:
      Purchase of property and equipment                                  (115,137)               (610,216)
      Sale of property and equipment                                         3,500                   1,500
      Cash surrender value of life insurance, net                           (5,457)
      Proceeds from purchase price adjustment                               52,746
      Purchase of other assets                                                                     (19,989)
                                                                       -----------               ---------

         Net cash used in investing activities                             (64,348)               (628,705)
                                                                       -----------               ---------

   Cash flows from financing activities:
      Net borrowing under revolving credit agreements                                              160,000
      Principal payments on notes payable and capital leases              (499,766)                (51,146)
      Deferred capital stock offering costs                                                        (17,851)
      Sale of treasury stock                                                  (637)                 88,934
      Net proceeds from issuance of common stock                         1,700,403                 172,761
                                                                       -----------               ---------

         Net cash provided by financing activities                       1,200,000                 352,698
                                                                       -----------               ---------

Net increase (decrease) in cash and cash equivalents                     1,219,241                (533,919)

Cash and cash equivalents, beginning of year                               123,208                 640,673
                                                                       -----------               ---------

            Cash and cash equivalents, end of period                    $1,342,449                $106,754
                                                                       ===========               =========

Continued

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS (UNAUDITED), CONTINUED for nine months ended January 31, 1997 and 1996

                                                                        1997              1996
Supplemental disclosure of cash flow information:
   Progress billings accrued but not paid for:
      Construction of manufacturing and office facility            $318,300.00
                                                                 =============

   Cash paid during the period for:
      Interest                                                          $53,673             $43,972
                                                                 ==============       =============
Supplemental schedule of noncash financing activities:
   Conversion of line of credit to note payable                        $350,000            $163,000
                                                                 ==============       =============


The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

        The financial statements as of and for the three months ended January 31, 1997 and 1996 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1996 and April 30, 1995. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.  COMMON STOCK TRANSACTIONS:

        Between the dates of November 4, 1996 and December 20, 1996, the Company issued 349,495 shares at $5.50 per share pursuant to the Company's Form SB-1 registration statement that was declared effective by the Securities and Exchange Commission on October 22, 1996. On December 31, 1996, the Company repurchased 91 shares of common stock at $7.00 per share pursuant to a Settlement Agreement between a former Select Origins, Inc. shareholder (See Note 9), and the Company. On January 27, 1997, the Company issued 3,000 shares of its common stock at $3.00 per share upon exercise of warrants.

3.  LINES OF CREDIT:

        On May 5, 1996, the Company converted a $350,000 revolving line of credit agreement to a five-year term note with monthly principal payments of $5,833 plus interest at prime plus 1% through May 5, 2001. On November 6, 1996, the Company completely paid the balance outstanding on this five year term note payable and the balance outstanding on another note payable to a bank due on May 5, 2000. The total of these payments were $422,353. On December 2, 1996, the Company signed a Line of Credit Agreement with a bank for $400,000 with interest at a rate of prime plus 0.5%. Also on December 2, 1996, the Company signed a Construction and Business Loan Agreement with a bank for $750,000 for the financing of a manufacturing and office building, with a term of 120 monthly payments beginning July 2, 1997 with interest at a rate of prime plus 0.75%. As of January 31, 1997, there were no outstanding balances under either of these bank agreements.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

4.  NOTES PAYABLE:

Notes payable at January 31, 1997, April 30, 1996 and January 31, 1996 consisted of:

                                                                                     JANUARY 31,   APRIL 30,    JANUARY 31,
                                                                                        1997         1996         1996
Note   payable to a bank, collateralized by a vehicle payable in monthly installments of $354 including interest at a rate of 6.84%, due on
       December 10, 997.  This note was paid in full during 1996.                                              $   7,607

Note   payable to a bank, collateralized by real estate payable in monthly installments of $682 including interest at a rate of prime plus 2%
       adjusted every three years and subject to a minimum interest rate of 3.5%
       and a maximum interest rate of 13.5% with the maximum decrease or increase in interest rates not to exceed 2% at any one time,
       due on February 14, 2002.                                                      $ 34,209     $ 37,877       39,043

Note   payable to a bank, collateralized by a vehicle,
       payable in monthly installments of $512 including
       interest at 8.5% due on February 9, 1999.  This
       note was paid in full during 1996.                                                                        16,627

Note   payable to a bank, collateralized by accounts receivable, inventory and equipment, payable in monthly installments of $2,717 plus interest at a rate of prime (8.25% at April 30, 1996) plus
       1.25 % due on May 5, 2000.                                                                   132,117      140,267

                                                                                   -----------  -----------  -----------
Total notes payable                                                                     34,209      169,994      203,544
       Less current portion                                                              5,380       37,578       46,201
                                                                                   -----------  -----------  -----------

                                                                                    $   28,829    $ 132,416    $ 157,334
                                                                                    ----------    ---------    ---------

STEARNS & LEHMAN, INC.

5.  LEASE COMMITMENTS:

The Company leases buildings and certain office and production equipment under noncancelable operating lease agreements expiring through fiscal 2002.

Minimum rental commitments under noncancelable operating leases at January 31, 1997 are as follows:

Year Ending April 30,               1997                   $   28,465
                                    1998                      111,568
                                    1999                       19,704
                                    2000                        6,345
                                    2001                        6,345
                                    2002                        3,701
                                                            ---------

                                                            $ 176,128
                                                            ---------

Total rent expense charged to operations for all operating leases was $94,647 and $95,607 for the nine months ended January 31, 1997 and 1996, respectively.

The Company has various capital lease agreements for equipment. The present value of the minimum lease payments has been capitalized and the related asset and obligation recorded. Future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of January 31, 1997, are as follows:

Year Ending April 30,               1997                    $   3,144
                                    1998                       10,697
                                    1999                        2,301
                                                            ---------

                           Total minimum lease payments        16,142
                                Less amounts representing
                                     interest                   1,326
                                                            ---------

                           Present value of net minimum
                                     lease payments            14,816
                                Less current maturities        10,336
                                                         ------------

                                                          $     4,480
                                                         ------------
                                       10

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

6.  WARRANTS TO PURCHASE COMMON STOCK:

        On June 7, 1996, 1,750 shares of the Company's common stock were issued at $3.00 per share upon exercise of warrants. On January 27, 1997, 3,000 shares of the Company's common stock were issued at $3.00 per share upon exercise of warrants. The balance of warrants outstanding at January 31, 1997 was 95,617 with an exercise price per share ranging from $3.00 to $5.75. All outstanding warrants are exercisable at January 31, 1997.

7.  INCOME TAXES:

        Effective November 30, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109. A net deferred tax asset of $35,913 was reflected on the financial statements as of April 30, 1995. On July 31, 1995, the Company established a valuation allowance for the entire net deferred tax asset, as it concluded, at that time that it would be more likely than not that some portion or all of the net deferred tax asset would not be realized. On January 31, 1997, the Company established a net deferred tax asset of $117,100. This net deferred tax asset represents net operating loss carry-forwards utilized to the extent of the current year tax obligation as the result of income for the nine months ended January 31, 1996.

8.  MANUFACTURING AND OFFICE BUILDING:

        On November 27, 1996, the Company entered into an agreement to construct a 50,000 square foot manufacturing and office building. As of March 5, 1997, the construction of the building was approximately 27% complete.

9.  BUSINESS COMBINATION:

        On December 31, 1996, a former Select Origins, Inc. shareholder and the Company signed a Settlement Agreement, Release of Augmentation Claims and Authorization of Release of Escrowed Shares ("Agreement"). This Agreement settled certain escrow and augmentation issues that arose from the acquisition of Select Origins, Inc. ("Select") by the Company on April 30, 1994. The former Select Origins, Inc. shareholder, in consideration of the Company releasing 15,000 shares of common stock, released the Company from all claims or potential claims arising from the acquisition of Select by the Company. The Company exercised an option to repurchase 91 of the 15,000 shares of common stock at the market value as of the date of the Agreement. The Agreement calls for the Company to offer the same Settlement Agreement on a pro-rata basis to the remaining former Select shareholders. The 15,000 shares of common stock specified in the Agreement with the former Select shareholder represented 85.315% of the total shares of common stock if all former Select shareholders agreed to the same Settlement Agreement. As of March 5, 1997, one additional former Select shareholder, representing an additional 141 shares of common stock, has signed a Settlement Agreement with the Company.

10.  SUBSEQUENT EVENTS:

        On February 28, 1997, the Company paid the balance outstanding on a note payable to a bank, collateralized by real estate, due on February 14, 2002 (See Note 3). The amount of this payment was $33,787.

        On February 28, 1997, the holders of $265,000 of the Company's Three Year Subordinated Convertible Redeemable Promissory Note, maturing March 1, 1997 ("Note"), exercised their right of conversion. The Note specified a conversion rate of 182 shares of the Company's common stock for every $1,000 of principal amount. On March 1, 1997, the Company issued 48,230 shares of common stock to holders of Notes who elected conversion and paid $35,000 in principal to the remaining holders of Notes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, development activity and construction process risks, availability of financing for development, government regulations, competition, and issues related to managing rapid growth and business expansion.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

Net Sales for the three months ended January 31, 1997 and 1996 were $2,034,609 and $1,534,548, respectively, a 32.6% increase. For the current three month period, private label sales increased by 63.4% and Dolce(R) branded products increased by 8.9%, while the Net Sales of other Company products decreased by 27.8% compared to the same quarter last year. Private label, Dolce(R) branded products, and other Company products represented 73.48%, 13.1%, and 13.5% of Gross Sales, respectively for the current three month period. The increase in private label sales was the result of significant sales growth by several of the Company's private label customers and obtaining several new private label customers including Olive Garden Restaurants. The Company started shipments to the Olive Garden Restaurants in January 1997. Sales to Olive Garden Restaurants represented 5.7% of Gross Sales for the current three month period. Dolce(R) branded products sales increased primarily as a result of increased sales from Midwest and Eastern United States distributors. The Gross Sales of other Company products decreased primarily due to a loss of a Flavor-Mate(R) customer in January 1996. The Company was able to once again secure the business of this Flavor-Mate(R) customer in January 1997.

The increase in sales volume permitted the Company to continue to better utilize its manufacturing facilities, resulting in Cost of Sales, as a percentage of Net Sales, decreasing to 72.5% compared to 82.7% for the third quarter ended January 31, 1997 and 1996, respectively. Cost of Sales increased by $206,364 for the current quarter compared to the corresponding quarter last year. This increase primarily was a result of higher sales volume, resulting in increased material, freight-in and plant supply costs for the current three month period. These increases were partially offset by a decrease in the cost of product testing performed by outside services, and a decrease in maintenance costs.

Selling, general and administrative expenses decreased by 15.4% or $73,770 for the third quarter ended January 31, 1997 compared to the corresponding quarter last year. This decrease resulted from decreased payroll, employee insurance, office supply, travel, trade show, advertising and sales promotion expense. These decreases were partially offset by increased insurance, professional outside service, bad debt and shareholder relations expense. The increases associated with insurance and shareholder relations expense are additional costs associated with the Company becoming a SEC reporting company.

Interest expense for the three months ended January 31, 1997 decreased by $4,229 compared to the three months ended January 31, 1996. The decrease reflects the reduction in bank borrowings that occurred as a result the use of proceeds from the Company's stock offering.

The Company recorded a Deferred Income Benefit of $71,500 for the third quarter ended January 31, 1996. This benefit is a result of the reversal of a previously recorded valuation allowance due to the anticipated usage of the Company's net loss carry forwards.

As a result of the foregoing, the Company reported net income of $211,666, or $0.07 per weighted average number of common stock outstanding, for the third quarter ended January 31, 1997 compared to a net (loss) of ($231,854), or ($0.08) per weighted average number of common stock outstanding, for the third quarter ended January 31, 1996. The weighted average number of common stock outstanding increased to 3,123,211 for the current quarter compared to 2,807,860 for the comparative quarter last year. The increase primarily reflects increased shares outstanding as a result of the Company's stock offering, warrants exercised, and treasury stock sold.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

Net Sales for the nine months ended January 31, 1997 and 1996 were $5,492,328 and $4,307,612 respectively, a 27.5% increase. For the current ninesix month period, private label sales increased by 57.1% and Dolce(R) branded products increased by 16.6%, while the Net Sales of other Company products decreased by 27% compared to the same nine month period last year. Private label, Dolce(R) branded products, and other Company products represented 69.1%, 15.6%, and 15.3% of Gross Sales, respectively for the current nine month period. The increase in private label sales was the result of significant sales growth by several of the Company's private label customers and obtaining several new private label customers. Dolce(R) branded products sales increased primarily as a result of increased sales from Midwest United States distributors. The Net Sales of other Company products decreased primarily due to a loss of a Flavor-Mate(R) customer in January, 1996. As stated earlier, the Company was able to once again secure the business of this Flavor-Mate(R) customer in January 1997.

As a result of the nine month performance of the Dolce(R) branded products, the Company made changes in its sales staff in February and March of 1997 to stimulate sales of this product line. In addition, the Company has also begun to look at the disposition of several low volume product lines to improve performance in the other products sales category.

The increase in sales volume permitted the Company to better utilize its manufacturing facilities, resulting in Cost of Sales, as a percentage of Net Sales, decreasing to 72.8% compared to 79.2% for the nine months ended January 31, 1997 and 1996, respectively. Cost of Sales increased by $588,186 for the nine month period compared to the corresponding nine month period last year. This increase primarily was a result of higher sales volume, resulting in increased material, freight- in, labor, and plant supply costs for the current nine month period. The increase in Cost of Sales was also the result of increased depreciation and the decision to increase product testing by Company personnel. Tooling costs also increased as a result of new private label customers. These increases were partially offset by decreased costs associated with improved manufacturing controls resulting in lower scrappage, a decrease in the cost of product testing performed by outside services, and a decrease in maintenance costs.

Selling, general and administrative expenses decreased by 9.4% or $122,611 for the nine month period ended January 31, 1997 compared to the corresponding nine month period last year. This decrease resulted from decreases in trade show costs, advertising expenses, outside professional financial consulting services, travel costs, office supplies, and bad debt expense. These decreases were offset by increased payroll expenses incurred following the hiring of a Chief Financial Officer in January 1996, increased sales promotional costs, increased sales commissions as a result of a revised sales staff compensation program and higher sales volume, increased retail store product placement ("slotting") fees, increased personal property and real estate taxes, increased maintenance costs of the Company's computer system, and increase insurance and shareholder relations costs associated with the Company becoming a SEC reporting company.

Interest expense for the nine months ended January 31, 1997 increased by $7,953 compared to the nine months ended January 31, 1996. The increase primarily reflects increased bank borrowings that occurred from October 1, 1995 through April 30, 1996. These bank borrowings were paid in full on November 6, 1996 with proceeds from the Company's stock offering.

The Company recorded a Deferred Income Tax Benefit of $117,100 for the nine month period ended January 31, 1997. This benefit is a result of the reversal of a previously recorded valuation allowance due to the anticipated usage of the Company's net loss carry forwards.

As a result of the foregoing, the Company reported net income of $386,694, or $0.13 per weighted average number of common stock outstanding, for the nine months ended January 31, 1996 compared to a net (loss) of ($484,158), or ($0.17) per weighted average number of common stock outstanding, for the nine months ended January 31, 1996. The weighted average number of common stock outstanding increased to 2,924,911 for the current nine month period compared to 2,773,524 for the comparative nine month period last year. The increase primarily reflects increased shares outstanding as a result of the Company's stock offering, warrants exercised, and treasury stock sold.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 1997, the Company's working capital was $2,574,084 with a working capital ratio of 3.17 to 1. The Company's working capital has improved for three consecutive quarters. The working capital and working capital ratio for the quarters ended October 31, 1996, July 31, 1996 and April 30, 1996 and July 31, 1996 were $960,628 and 1.57 to 1, $706,323, and 1.54 to 1, and $472,186 and 1.33
to 1, respectively. The increase in working capital for the nine month period ended January 31, 1997 was primarily a result of the Company's stock offering, which generated $1,616,597 in net proceeds, the conversion of a $350,000 bank line of credit to a note payable, operating income for the period, and the effect of the current deferred tax asset partially offset by the payment in long term debt of $328,196. On January 31, 1996, the Company's working capital was $1,044,622 with a working capital ratio of 1.97 to 1. The Company's increase in working capital for the twelve month period ended January 31, 1997 was primarily the result of operating losses for the months of February 1995 through June 1996 offset by in the foregoing described increases in working capital for the nine month period ended January 31, 1997.

The Company's operating activities, for the nine month period ended January 31, 1997, provided net cash of $83,589. The Company used $564,114 to acquire equipment, invest in life insurance policies, and make principal payments on notes payable and capital leases. The sale of stock by the Company and the conversion of stock warrants provided net cash of $1,699,766. Subsequently, during this period cash and cash equivalents increased $1,219,241. During this period, the Company received net cash of $1,752,512 from non-recurring sources and made non-recurring payments on notes payable of $422,353. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

On December 2, 1996, the Company formalized a $750,000 bank mortgage/construction loan agreement and a $400,000 bank line of credit. The Company believes that this bank financing together with proceeds from its stock offering and cash from operating activities will be sufficient to finance the Company's operations, planned capital expenditures and repayment of debt.

On November 22, 1996, the Company's board of directors authorized the construction of a new manufacturing and office facility and the Company is currently constructing this facility, estimated to cost approximately $1,600,843. In addition, the Company plans to purchase equipment estimated to cost approximately $445,311 and expects to utilize $68,787 to retire outstanding mortgage notes payable and subordinated debentures.

On February 28, 1997, the Company paid the balance outstanding on a mortgage note payable to a bank, collateralized by real estate, due on February 14, 2002. The amount of this payment was $33,787.

On February 28, 1997, the holders of $265,000 of the Company's Three Year Subordinated Convertible Redeemable Promissory Note, maturing March 1, 1997 ("Note"), exercised their right of conversion. The Note specified a conversion rate of 182 shares of the Company's common stock for every $1,000 of principal amount. On March 1, 1997, the Company issued 48,230 shares of common stock to holders of Notes who elected conversion and paid $35,000 in principal to the remaining holders of Notes.

The Company during the nine month period ending January 31, 1997 has experienced an inflationary increase in the cost of one of its principal raw materials. The Company has raised the selling price of its products to cover this cost increase.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 31, 1996, a former Select Origins, Inc. shareholder and the Company signed a Settlement Agreement, Release of Augmentation Claims and Authorization of Release of Escrowed Shares ("Agreement"). This Agreement settled certain escrow and augmentation issues that arose from the acquisition of Select Origins, Inc. ("Select") by the Company on April 30, 1994. The former Select shareholder, in consideration of the Company releasing 15,000 shares of common stock, released the Company from all claims or potential claims arising from the acquisition of Select by the Company. The Company exercised an option to repurchase 91 of the 15,000 shares of common stock at the market value as of the date of the Agreement. The Agreement calls for the Company to offer the same Settlement Agreement on a pro-rata basis to the remaining former Select shareholders. The 15,000 shares of common stock specified in the Agreement with the former Select shareholder represented 85.315% of the total shares of common stock if all former Select shareholders agreed to the same Settlement Agreement. As of March 5, 1997, one additional former Select shareholder, representing an additional 141 shares of common stock, has signed a Settlement Agreement with the Company.

ITEM 2.  CHANGES IN SECURITIES

(a)    None

(b)    None

(c) On January 27, 1997, the Company issued 3,000 shares of its common stock at $3.00 per share upon the exercise of warrants. The Company received net cash totaling $9,000 as a result of this transaction. These unregistered securities, in respect to the exercise of warrants, were issued in reliance upon the exemption in Section 4(2) of the Securities Act of 1933.

       On March 1, 1997, the Company issued 48,230 shares of its common stock as the result of certain holders of the Company's Three Year Subordinated Convertible Redeemable Promissory Notes ("Note") exercising their right to convert every $1,000 in principal amount of the Notes to 182 shares of common stock. The Notes were due and payable on March 1, 1997. The Company did not have to pay $265,000 in principal payments as the result of this transaction. These unregistered securities, in respect to exercising conversion rights of the Notes, were issued in reliance upon the exemption in Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit #10(a) - STANDARD FORM OF AGREEMENT BETWEEN OWNER AND
DESIGN/BUILDER dated December 20, 1996

Exhibit #10(b) - PROMISSORY NOTE AND BUSINESS LOAN AGREEMENT ($400,000) dated December 2, 1996

Exhibit #10(c) - PROMISSORY NOTE AND BUSINESS LOAN AGREEMENT ($750,000) dated December 2, 1996

Exhibit #10(d) - CONSTRUCTION LOAN AGREEMENT dated December 2, 1996

Exhibit #27 - Financial Data Schedule

(B)  REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date:   March 13, 1997                    STEARNS & LEHMAN, INC.
                                                (Registrant)



                                           / S / William C. Stearns
                                         ----------------------------
                                          William C. Stearns
                                          President

                                           / S / John A. Chuprinko
                                          ---------------------------
                                          John A. Chuprinko
                                          Chief Financial Officer
                                          (Principal Accounting Officer)