Form 10KSB
period 1997-04-30
STEARNS & LEHMAN INC
filed 1997-07-29
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           ---------------------------


                                   FORM 10-KSB


  X       Annual report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934


          For the fiscal year ended April 30, 1997

          Transition report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

          For the transition period from ____________to_____________


                           ---------------------------

                           COMMISSION FILE NO. 0-21879

                           ---------------------------


                             STEARNS & LEHMAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

               OHIO                                           34-1579817
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

       30 PARAGON PARKWAY
         MANSFIELD, OHIO                                        44903
(Address of principal executive offices)                    (Zip code)

                                 (419) 522-2722
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

Securities registered under Section 12(g) of the Exchange Act:
                           COMMON SHARES, NO PAR VALUE
                                (Title of Class)

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ____
   ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [____]

State issuer's revenues for its most recent fiscal year:  $7,381,105

State the aggregate market value of the voting common stock, no par value, held by non-affiliates computed by reference to the price of such stock as of July 8, 1997: $9,320,443.

As of July 8, 1997, 3,226,752 shares of common stock, no par value, were outstanding.

Documents incorporated by reference: NONE.

Transition Small Business Disclosure Format (check one):  Yes   No X
                                                             ---  ---

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

Stearns & Lehman, Inc. (the "Company"), is an Ohio corporation headquartered in Mansfield, Ohio. The Company was organized on March 14, 1988 and is engaged in the business of manufacturing and marketing specialty food products, including coffee and espresso flavorings, syrups, oils and toppings, extracts, flavorings, sauces, dressings and specialty sugars. The Company sells its products throughout the United States and in certain foreign countries, including Canada, Chile, Mexico, Australia, New Zealand, England, Finland, Spain, Singapore, Korea and Japan.

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 43 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Flagstar Cos. Inc.'s Denny's Restaurant, Gloria Jeans Gourmet coffee, Godiva Chocolatier, Inc., Kraft General Foods, Krups, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

HISTORY OF OPERATIONS

In 1988, the Company commenced production of a single consumer product line, Grandma's Choice flavorings and extracts for baking and cooking. The Company initially employed two persons and leased 1,200 square feet of space in Mansfield, Ohio. In early fiscal 1993, the Company introduced its DOLCE(R) product line of flavoring syrups, which consists of over 30 sweetened liquid flavorings offered in three different sizes. The Company also started manufacturing of flavoring syrups under private labels for various national accounts, including several large North American based food companies. Flavoring syrups are used to flavor coffee, iced tea, espressos, cappuccinos, ice cream and specialty drinks. In April 1994, the Company acquired by merger Select Origins, Inc., a New York corporation which was also engaged in the manufacture and marketing of specialty food products.

On September 1, 1994, the Company entered into a written private label supply agreement with Starbucks to develop and manufacture certain flavored coffee syrups. This agreement is an exclusive supplier agreement with Starbucks to supply defined flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. In order to meet the increased production and warehousing requirements, in March, 1995 the Company leased approximately 18,000 square foot of manufacturing and warehouse space near Seattle, Washington.

In light of the success of the DOLCE(R) product line and the associated private label products, in late 1995, the Company began to expand the FLAVOR-MATE(R) product line to include syrups, sugars and toppings. In February, 1996, the Company introduced a line of sugar free flavored syrup products under the DOLCE(R) brand name and under certain private label brands as well.

INDUSTRY OVERVIEW

The U.S. flavorings industry expanded rapidly after World War II. Today, over 80% of packaged foods contain flavor additions. Approximately 5% of flavor additions are from natural sources. Ninety-five percent are "imitation" as defined by the Food and Drug Administration (the "FDA"). The Company produces several "natural" or "pure" products. Natural/pure classification is regulated by the FDA. A pure extract is obtained directly from the food item (e.g. vanilla or coffee beans, nuts, fruit) through use of a solution with a 35% alcohol content. A natural flavor is obtained by extracting essential flavor-bearing oils from botanical sources (e.g. peppermint leaves, orange and lemon peels).

By contrast, artificial or imitation flavors are created by blending aromatic chemicals to which natural flavors are sometimes added. Imitation flavors commonly contain propylene glycol and/or glycerin, which are heavier and less volatile than alcohol and will not evaporate during cooking. Because of their resistance to heat, imitation products can deliver more consistent flavor and greater retention of aromatic properties than natural flavors. Conversely, the alcohol contained in extracts or natural flavors helps prevent freezing and spoilage. The Company produces both natural and imitation flavored products in order to meet the various needs of consumers.

PRINCIPAL PRODUCTS AND THEIR MARKETS

Flavoring syrups are sold via six different product lines. The DOLCE(R) brand product line consists 36 flavors, all certified Kosher by the Orthodox Union(U), in four sizes. The DOLCE(R) brand also consists of eight sugar free flavors and seven granita syrups. The DOLCE(R) brand is distributed to the specialty coffee and the food service industries. The recently announced DiNATURA(R) premium natural flavored brand consists of 14 flavors in two sizes. The Godiva Chocolatier Cafe' Godiva(R) brand name consists of four specialty chocolate flavors in three sizes. Both the DiNATURA(R) and the Godiva Chocolatier Cafe' Godiva(R) brands are for distribution to the specialty coffee and the food service industries. The FLAVOR-MATE(R) brand consists of 23 flavors in three sizes. The FLAVOR-MATE(R) brand also consists of eight sugar free flavors and seven granita syrups. The FLAVOR-MATE(R) brand is distributed through supermarkets and specialty food stores along with the food service industry. The newly announced Olive Garden Signature Syrups(R) brand consists of seven flavors in two sizes for distribution through supermarkets and specialty food stores. The Company also manufactures private label flavoring syrups for distribution direct to the private label customer. The primary use of flavoring syrups are to flavor beverages including coffee, tea, and espresso-based drinks. Granita flavoring syrups are used for granita machines and frozen blender drinks.

The FLAVOR-MATE(R) line of concentrate flavoring products is sold in supermarkets throughout the United States. The product is available in 13 flavors, including amaretto, chocolate raspberry, dutch chocolate, french vanilla and orange cappuccino. FLAVOR-MATE(R) is packaged in a shatter resistant bottle with a resealable snap cap which allows users to create a variety of flavored coffee, tea or other beverages from a single unflavored pot. FLAVOR-MATE(R) products can also be used for cooking and baking purposes. FLAVOR-MATE(R) products are available in single flavor 12 packs or as an assortment of flavors in 12 flavor 48-packs.

The Company's Grandma's Choice line includes extracts and flavorings for baking and cooking, available in individual single-flavor packages. The Company currently produces 14 different varieties of Grandma's Choice extracts and flavors, including almond, banana, butter, coconut, lemon, pineapple and vanilla.

The Company currently produces Cod Liver Oil, Cherry Cod Liver Oil and Wheat Germ Oil for GNC(R) (General Nutrition Center). All three products are distributed through the GNC(R) distribution network for sale in GNC(R) retail stores. These products are directed to the health and natural food markets. The Company also bottles a Rice Bran Oil for distribution to supermarkets and specialty food stores and the food service industry. Rice Bran Oil is used as an alternative cooking and baking oil.

The Company packages four different sugars and seven different toppings for use primarily in the espresso and food service industries. These sugars and toppings are also available in supermarkets and specialty food stores for consumer use in beverages and desserts. The sugars and toppings are available in the DOLCE(R) and FLAVOR-MATE(R) brand names

Cinnamon Sticks and Mulling Spices, packaged under the Select Origins(R) brand, are used with wine, cider and apple juice to create a fragrant beverage. These products are distributed through supermarkets and specialty food stores.

My Hero(TM) Submarine Dressing is an all natural dressing for use on sandwiches, salads and pastas and for marinating. This product is distributed through supermarkets and specialty food stores.

STATUS OF NEW PRODUCTS

The Company announced three new product lines in fiscal year 1997. These lines are DiNATURA(R) premium natural flavored syrups, the Godiva Chocolatier Cafe' Godiva(R) brand specialty chocolate flavored syrups and the Olive Garden Signature Syrups(R) brand flavored syrups. The Godiva Chocolatier Cafe' Godiva(R) brand specialty chocolate flavored syrups are in production and are currently being shipped. The Olive Garden Signature Syrups(R) brand flavored syrups are in the final stages of pre-production development with production scheduled to begin in September 1997. The DiNATURA(R) premium natural flavored syrups are scheduled for production in the fourth calendar quarter of 1997. Development costs for new products were approximately $23,000 and $2,000 for the fiscal years ended April 30, 1997 and 1996 respectively.

PATENTS, TRADEMARKS AND LICENSES

The Company has obtained federal trademark protection for its DiNATURA(R), DOLCE(R) and

FLAVOR-MATE(R) products. The Company has also obtained federal trademark protection for SELECT ORIGINS(R), THE COOKING EXPERIENCE(R), SOPHISTICATED NIBBLES(R), STEARNS & LEHMAN(R), LIMITED HARVEST(R), and GIFT OF BRAN(R). The Company keeps all of its proprietary information confidential and takes steps to insure that the results of its development activities (i) are not disclosed and
(ii) remain protected under common law, including requiring certain of the Company's key employees to execute written agreements regarding trade secrets and certain restrictive covenants. There can be no assurances that technology and other information acquired by the Company pursuant to its development activities will constitute trade secrets under applicable laws. The Company currently has a license agreement with Godiva Chocolatier, Inc. to market and sell flavoring syrups to the specialty coffee industry under the Godiva Chocolatier Cafe' Godiva brand name. In addition, the Company currently has a verbal agreement in principle with Darden Restaurants Inc., that has not been reduced to a written agreement and has not been executed by either party, to market and sell flavoring syrups to the consumer retail market under The Olive Garden Signature Syrups brand name. The Company does not hold any patents.

DISTRIBUTION AND MARKETING

The Company has distribution arrangements with more than 70 distributors in the United States, Canada, England, New Zealand, Australia, Switzerland, Denmark and Mexico, most of which are members of the National Food Distributors Association. All sales to foreign and domestic distributors are conducted in U.S. currency. The majority of the distributors distribute directly to retailers, such as supermarket chains and specialty food stores. Utilizing a distributor enables the retailer to maximize efficient use of time and profit by shifting responsibility for stocking shelves, pricing product, rotating stock, providing shelf tags and maintaining inventory to the distributor. The distributor also coordinates in-store product demonstrations and removes damaged or unsalable products. The Company does not have any written supply agreements with its distributors. The Company periodically issues product price lists to all current distributors. The price list indicates the product price and payment terms of net 30 days with approved credit and freight F.O.B. Mansfield, Ohio. Any modification of price, payment terms or freight billing from the price list is made verbally between the distributor and the Company.

The Company utilizes multiple distribution channels such as grocery distributors for supermarkets, specialty food distributors for supermarkets and specialty retailers, coffee distributors for coffee stores and retailers, and food service distributors for restaurants, to achieve penetration into the various market segments. The Company sells its products directly to such distributors for distribution.

Utilization of a distribution network benefits the Company's consumer products by providing a product marketing and servicing conduit between the Company and retailers. The distributor introduces and sells the product to retailers, delivers the product, provides schematics for maximizing product sales and exposures and monitors market activity. Use of specialty food distributors lends a "service-oriented" aspect to the primary manufacturing business of the Company.

The Company has established a second network of distributors for its DOLCE(R) flavored syrups product line. These distributors market the DOLCE(R) product line to the specialty coffee industry and food service accounts including restaurants, coffee houses, cart operations and specialty coffee retailers. These distributors take delivery of product by pallet load and re-distribute case quantities to their customers, also adding to the "service oriented" aspect of the Company's marketing.

The Company has direct marketing and distribution arrangements with its private label customers. The Company does not utilize any other distribution network to service those customers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's principal products consist primarily of liquid sucrose, flavors, packaging and water. The Company has its own water filtration system which is connected to municipal water supplies. The Company currently acquires its liquid sucrose from The Amalgamated Sugar Company. Liquid sucrose is readily available from several large sugar refiners. Flavors are obtained from a large number of specialty flavor companies. Each flavor is purchased from a sole source supplier and a change in the availability of a flavor or supplier could result in a delay in production and a change in the flavor profile of the end product. Packaging consists primarily of corrugated boxes, bottles and labels. The Company owns the tooling for boxes and labels and can obtain these materials from a large number of vendors. The primary bottle can be obtained from two vendors, Plaxicon and Plastipak. Most other bottles and containers used by the Company are readily available from a number of sources.

COMPETITION

The specialty food products market is highly competitive and competition is likely to increase over time. There are no assurances that the Company will be able to continue to successfully compete in the industry. Several companies are engaged in business similar to or competitive with the business of the Company, and more may be entering the field. As a consequence, there is no assurance that the Company will be able to successfully compete in the marketplace. Some of the competitors such as R. Torre of San Francisco and DaVinci of Seattle are older, more established companies whose products have been in the market for a number of years prior to the Company's introduction of flavoring syrups to the United States espresso industry. As all of the known competitors to the Company are closely held private companies that do not divulge financial information to the public, it is impossible to estimate their competitive ability.

The Company attempts to distinguish its position in the market place by delivering high quality products in innovative packaging and at a competitive price. The Company places a strong emphasis on establishing quality assurance standards and procedures that meet the same high standards established by the leaders in the entire food industry.

The Company has the industry experience to create value added product marketing programs for its customers in addition to meeting the customers specific packaging and product needs. By having manufacturing facilities in both the eastern and western United States, the Company is unique in the flavoring syrup industry and is better equipped to meet customer service requirements. The Company also believes it is a leader in the flavoring syrup industry in using new materials and methods in packaging its products. Finally, the Company believes that through overall sales volume and production capacity, it can offer its products at highly competitive prices.

DEPENDENCE ON MAJOR CUSTOMERS

For the fiscal years ended April 30, 1997 and 1996, Starbucks represented 27% and 23% of the Company's total sales respectively. The Company's six major customers represent approximately 47% and 42% of the Company's total sales respectively for the fiscal years ended April 30, 1997 and 1996. However, other than Starbucks, no other customer exceeded 8% of the Company's total sales in either fiscal year. In addition, for the fiscal year ended April 30, 1997, Starbucks represented 75% of the sales from the Company's Kent, Washington facility.

If the Company lost the Starbucks' business, the current estimated reduction in net income before taxes would be approximately $500,000. The loss in revenue would be significantly offset by a reduction in overhead. The majority of the reduction in overhead would result from the expected closure of the Washington facility. The Company would have to reposition its West Coast marketing efforts to compensate for this closure. However, because only approximately 6% of the Company's non-Starbucks business is serviced from this facility, the potential impact of this closure would be minimal.

The Company currently has a written supply agreement lasting through July 1, 1997 with Starbucks Coffee Company. This exclusive supplier agreement details the manufacturing of flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. The price of the syrups are defined within the agreement, along with a mechanism for price increases associated with increased production costs. Under this agreement, payment for products are required to be made within 30 days upon receipt of invoice. Both the Company and Starbucks can cancel this agreement with 60 days written notice for price disagreements and Starbucks can cancel this agreement with 90 days written notice if the Company will not match a lower price from a competitor. The agreement will renew and continue from year to year until canceled upon 60 days written notice by either party. Prior to July 1, 1997, neither the Company or Starbucks had issued a written notice of termination, subsequently the agreement was automatically renewed for an additional year. As of July 8, 1997, both parties were negotiating a revised three year agreement. Both parties have agreed verbally on a revised agreement, however this has not been reduced to a written agreement and has not been executed by either party.

OPERATIONS AND MANAGEMENT/EMPLOYEES

As of July 8, 1997, the Company employed 43 people, all of which are full-time employees. All employees are not unionized and the Company's management is unaware of any efforts by its employees to unionize.

The Company adopted the 1994 Stock Option Plan (the "Plan") to help attract and retain employees. at the Company's annual meeting of shareholders held on March 31, 1994. As of July 8, 1997, the Company has not issued any options under the Plan. The Company is authorized to, and in the future may issue up to 275,000 common shares, no par value (the "Common Stock") under the plan.

GOVERNMENTAL REGULATION

The manufacture and sale of the Company's products are subject to the jurisdiction of a variety of regulatory authorities, including, but not limited to, federal, state, county and city agencies administering laws and regulations relating to health, labor, taxation and the food industry. The Company is also subject to periodic inspections of its facilities by federal, state and local governmental agencies.

The United States flavorings industry in general and the Company in particular are subject to the regulations set forth in Section 403 of the Food, Drug and Cosmetic Act which specifically establishes the FDA and gives the FDA authority to establish regulations governing food manufacture and distribution. This industry is governed by other federal agencies only as prescribed by the FDA and such Act. Specifically, the Company is required to comply with regulations set forth by the FDA in Title 21 of the Code of Federal Regulations. A few examples of such regulations are Good Manufacturing Practices (21 CRF110) and Food Labeling (21 CFR100).

The Company is also subject to and continues to monitor compliance with the Federal Nutrition Labeling Act of 1990. In addition, the Company has established a volunteer Hazard Analysis Critical Control Points (HACCP) program similar to the FDA Seafood HACCP regulations.

The Company believes that it is in compliance with applicable government regulations, including environmental, and these regulations are elementary to its normal manufacturing practices. Consequently, the Company incurs minimal additional costs to comply with these regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

EXECUTIVE OFFICE, MANSFIELD, OHIO MANUFACTURING AND WAREHOUSE FACILITY

As of July 1, 1997, the Company began moving into a new 50,000 square foot facility, located at 30 Paragon Parkway in Mansfield, Ohio. This facility, costing approximately $1,650,000, when fully completed and occupied will serve as the Company's executive offices and the eastern United States manufacturing and warehouse facility. It is estimated that the move will be completed by the end of July, 1997. In addition to this facility, the Company owns a 12,600 square foot building at 64 Surrey Road in Mansfield, Ohio. This building is used for additional warehouse and storage space. The Company also owns a 10,000 square foot building at 52 Surrey Road. This building will be either sold or leased to a third party upon completion of the move to the new facility. The Company owns both Surrey Road buildings clear of debt and will have a $750,000 mortgage note payable on the new facility upon its completion.

WESTERN UNITED STATES MANUFACTURING AND WAREHOUSE FACILITY

In March, 1995, the Company entered into a three year lease, with an option to renew for an additional three year term, for a 18,000 square foot warehousing and manufacturing facility in Kent,

Washington outside of Seattle. This facility is comprised of 12,000 square feet of warehouse space and 6,000 square feet of manufacturing space. The Company has installed over $200,000 of automated manufacturing equipment in this facility. The facility enables the Company to better serve its west coast customers and provides increased manufacturing capacity. The base rent for this facility was $5,667.00 per month through May 31, 1997 and $6,372.00 thereafter. In addition to base rent, the Company is responsible for real estate taxes and operating fees which, collectively, averaged $1,881.00 per month during the fiscal year ended April 30, 1997. The Company is also required to maintain public liability insurance.

NOTES PAYABLE

The Company will issue a $750,000 mortgage note payable to First Knox National Bank, (the "Lender ") collateralized by the real estate located at 30 Paragon Parkway Road in Mansfield, Ohio and by substantially all the assets of the Company, upon completion of construction of the new facility. The Company believes construction will be complete by the end of July 1997. The mortgage note will be payable in monthly installments of $9,500.68, including variable interest at a rate of 9.00%, beginning August 2, 1997. Final payment will be due on July 2, 2007. The interest rate cannot change more than once every year and will be based upon 0.75% over the Wall Street Journal Prime rate. The Wall Street Journal Prime rate as of July 8, 1997 was 8.50%. All tangible property must be fully insured. The financial covenants and ratios imposed by First Knox National Bank with respect to such notes are as follows:

The Company must maintain (i) a minimum tangible net worth of not less than $3,500,000.00, (ii) Working Capital in excess of $500,000.00, (iii) a ratio of liquid assets to current liabilities in excess of 0.60 to 1.00 and (iv) a ratio of current assets to current liabilities in excess of 1.45 to 1.00.

The term 'Tangible Net Worth" means the Company's total assets excluding all intangible assets (i.e., goodwill, trademarks, patents, copyrights, organizational expenses and similar intangible items, but including leaseholds and leasehold improvements) less total Debt. The term "Debt" means all of the Company's liabilities excluding Subordinated Debt. The term "Subordinated Debt" means indebtedness and liabilities of the Company which have been subordinated by written agreement to indebtedness owed by the Company to the Lender in form and substance acceptable to the Lender. The term 'Working Capital" means the Company's current assets, less the Company's current liabilities. The term "Liquid Assets" means the Company's accounts receivable plus cash on hand plus the Company's readily marketable securities. Except as provided above, all computations made to determine compliance with the requirements contained in this paragraph shall be made in accordance with accounting principles acceptable to the Lender, applied on a consistent basis, and certified by the Company as being true and correct.

EQUIPMENT AND ADEQUACY OF FACILITIES

The Company owns substantially all of the equipment at its executive offices and manufacturing and warehouse facilities. This includes five automated production lines. Four of these lines are located in Mansfield, Ohio with another located at the Kent, Washington facility. Both the new Mansfield, Ohio and the Washington facility have space for an additional automated production line. The

Company believes that its facilities are adequate for its current and anticipated needs and are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

Except for litigation which may arise in connection with any of the foregoing matters, the Company is not engaged in any material litigation other than litigation arising in the ordinary course of business, none of which the Company believes would have a materially adverse affect on the Company or its business in the event of an unfavorable outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.


             [The remainder of this page intentionally left blank.]

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

On December 17, 1996, the Company's Common Stock was listed on The Nasdaq SmallCap Market(SM) tier of the Nasdaq Stock Market(SM). The symbol is SLHN. As of June 30, 1997, the Company had five listed market makers. The following table set forth the high and low sales prices of the Commons Stock as reported by The Nasdaq Stock Market(SM):


Quarter Ended April 30, 1997                               High $7.50   Low $5.75
Period of December 17, 1996                                High $7.25   Low $6.00
    thru January 31, 1997

The following table sets forth the actual NASD inter-dealer transaction prices for the Common Stock for the previous fiscal quarters as reported by Bloomberg
L.P.:


Period of November 1, 1996                        High $6.50   Low $5.00
   thru December 16, 1996
Quarter Ended October 31, 1996                    High $5.50   Low $4.75
Quarter Ended July 31, 1996                       High $5.50   Low $4.75
Quarter Ended April 30, 1996                      High $7.00   Low $5.00
Quarter Ended January 31, 1996                    High $7.50   Low $6.00
Quarter Ended October 31, 1995                    High $7.25   Low $5.00
Quarter Ended July 31, 1995                       High $4.375  Low $4.00

HOLDERS

At June 30, 1997, the approximate number of holders of record of shares of Common Stock was 872.

DIVIDENDS

The Company has not paid any cash dividends during the last two fiscal years ended April 30, 1997 and 1996 and has no present intention of paying dividends. The Company cannot, without written prior consent of the First Knox National Bank pay any dividends on the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

On March 1, 1997, the Company issued 48,230 shares of Common Stock upon conversion of $265,000 of Subordinated Convertible Redeemable Three-Year Notes, without registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATION

The Company's plans, for the fiscal year ended April 30, 1998, include increasing market penetration of the DOLCE(R) and The Godiva Chocolatier Cafe' Godiva brands of specialty chocolate flavored flavoring syrups. In addition, the Company plans to start producing and developing the market for the DiNATURA(R) premium natural flavored syrups and The Olive Garden Signature Syrups brand. In addition, during the fiscal year ended April 30, 1998, the Company plans to move into its new manufacturing, warehouse and executive office facility and install a year 2000 compliant manufacturing and business computer system. The Company also plans to enhance revenue growth through strategic acquisitions.

Specifically, the Company's plans for the DOLCE(R) brand of flavoring syrups call for enhancing the distribution network through the addition of master distributors. These master distributors will be large, financially sound organizations that have the resources to readily market the Company's products and order and receive product in larger quantities. The larger order quantities will decrease freight costs per product unit. Because of the additional market presence provided by the master distributor, the Company will be a stronger competitor in the national market.

The Company's view is that the flavoring syrup market is weak in brand name recognition. As a result, the Company initiated efforts to obtain partnering arrangements that enhance the brand name recognition of its products in addition to providing value services to the partnering entity. Currently, the Company has entered into agreements with Godiva Chocolatier, Inc. for the use of the Godiva Chocolatier Cafe' Godiva brand name and with Darden Restaurants Inc. for use of The Olive Garden Signature Syrups brand name. The Company believes that these brand names will encourage new consumers to use the product and subsequently strengthen retail sales.

The Company's planned DiNATURA(R) premium natural flavored syrups rounds out the Company's flavoring syrup line. This product, intended to be the "best in the class", will enable the Company to cover all segments of the flavoring syrup market. It is anticipated that this product line coverage will eliminate the need for distribution channels to handle products from competitors.

The Company's move into its new manufacturing, warehouse and executive office facility in Mansfield, Ohio should result in increased efficiencies in the production and shipment of its products. This move will consolidate operations from three buildings and a mobile trailer into one building. The installation of a year 2000 compliant sophisticated manufacturing and business computer system should enable the Company to reduce inventory carrying costs, improve production planning and customer deliveries and allow significant improvements in product and customer profitability analysis.

The Company's plans also include evaluating and proceeding with strategic acquisitions to enhance revenue growth. The Company is looking for acquisitions that will add volume to its existing product lines or that will compliment its existing product lines. As of July 8, 1997, the Company is involved in the search process but has not reached any agreement on a potential acquisition.

SELECTED SUMMARY FINANCIAL INFORMATION



FISCAL YEAR INFORMATION          APRIL 30, 1997      APRIL 30, 1996       APRIL 30, 1995
CURRENT ASSETS                   $   2,956,601        $   1,889,929       $   2,567,618

TOTAL ASSETS                     $   5,780,362        $   3,973,037       $   4,211,961

CURRENT LIABILITIES              $   1,050,774        $   1,417,743       $     924,388

TOTAL LIABILITIES                $   1,053,030        $   1,562,243       $   1,332,743

SHAREHOLDERS' EQUITY             $   4,727,332        $   2,410,794       $   2,879,218

TOTAL SALES                      $   7,381,105        $   5,514,753       $   5,557,469

COST OF GOODS SOLD               $   5,432,588        $   4,343,803       $   3,935,180

SELLING, GENERAL AND             $   1,588,865        $   1,774,118       $   1,359,406
ADMINISTRATIVE EXPENSES

NET INCOME (LOSS)                $     402,272        $   (732,915)       $     156,718

EARNINGS (LOSS) PER SHARE        $        0.13        $      (0.26)       $        0.06


QUARTERLY INFORMATION FOR THE     4TH QUARTER        3RD QUARTER        2ND QUARTER        1ST QUARTER
YEAR ENDED APRIL 30, 1997
CURRENT ASSETS                   $   2,956,601      $   3,762,852      $   2,635,424      $   2,022,950
TOTAL ASSETS                     $   5,780,362      $   5,987,157      $   4,630,923      $   4,075,008
CURRENT LIABILITIES              $   1,050,774      $   1,507,068      $   1,674,796      $   1,316,627
TOTAL LIABILITIES                $   1,053,030      $   1,540,377      $   2,039,851      $   1,711,315
SHAREHOLDERS' EQUITY             $   4,727,332      $   4,446,780      $   2,591,072      $   2,363,693
TOTAL SALES                      $   1,888,778      $   2,034,609      $   2,117,080      $   1,340,638
COST OF GOODS SOLD               $   1,433,659      $   1,475,180      $   1,512,394      $   1,011,355
SELLING, GENERAL AND             $     412,495      $     406,794      $     408,321      $     361,255
ADMINISTRATIVE EXPENSES
NET INCOME (LOSS)                $      15,578      $     211,666      $     227,379      $     (52,351)
EARNINGS (LOSS) PER SHARE        $        0.00      $        0.07      $        0.08      $       (0.02)


QUARTERLY INFORMATION FOR THE      4TH QUARTER        3RD QUARTER        2ND QUARTER        1ST QUARTER
YEAR ENDED APRIL 30, 1996
CURRENT ASSETS                   $   1,889,929      $   2,122,123      $   2,339,566      $   1,925,252
TOTAL ASSETS                     $   3,973,037      $   4,206,407      $   4,434,344      $   3,908,786
CURRENT LIABILITIES              $   1,417,743      $   1,077,501      $   1,098,327      $     812,493
TOTAL LIABILITIES                $   1,562,243      $   1,549,652      $   1,586,397      $   1,317,077
SHAREHOLDERS' EQUITY             $   2,410,794      $   2,656,755      $   2,847,947      $   2,591,709
TOTAL SALES                      $   1,207,141      $   1,534,548      $   1,797,953      $     975,111
COST OF GOODS SOLD               $     933,061      $   1,268,816      $   1,352,399      $     789,527
SELLING, GENERAL AND             $     475,138      $     480,563      $     395,239      $     423,178
ADMINISTRATIVE EXPENSES
NET INCOME (LOSS)                 $   (248,757)      $   (231,854)     $      35,205       $   (287,509)
EARNINGS (LOSS) PER SHARE         $      (0.09)      $      (0.08)     $        0.01       $      (0.10)

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1997 AND 1996

Net sales for the fiscal years ended April 30, 1997 and 1996 were $7,381,105 and $5,514,753, respectively, which represents a 33.8% increase. For the fiscal year ended April 30, 1997, private label sales increased by 63.4% and Dolce(R) brand products increased by 20.7%, while the net sales of other Company products decreased by 21.7% compared to the fiscal year ended April 30, 1996. Private label, Dolce(R) brand products, and other Company products represented 68.9%, 16.3% and 14.8% of gross sales, respectively for the fiscal year ended April 30, 1997. The increase in private label sales was the result of significant sales growth by several of the Company's private label customers, and the Company's addition of several new private label customers. Dolce(R) brand products' sales increased primarily as a result of increased sales from the mid-west United States distributors. The net sales of other Company products decreased primarily due to a loss of a Flavor-Mate(R) customer in January, 1996. The Company was able to regain this Flavor-Mate(R) customer in January 1997. However the business lost during the interim period represented 13.1% of the decrease in other product sales. The remaining decrease in other product sales was related to dropping the Liquid Spice product line and large decreases in sales of the Gran'Mere's and Peppers and Salts product lines.

As a result of the performance of the Dolce(R) branded products in the fiscal year ended April 30, 1997, the Company made changes in its sales staff and distributor program in February and March of 1997 to stimulate sales of this product line. In addition, the Company has also decided to dispose of the Gran'Mere's and Peppers and Salts product lines to improve performance in the other products sales category.

The increase in sales volume in the fiscal year ended April 30, 1997 permitted the Company to better utilize its manufacturing facilities, resulting in cost of sales, as a percentage of net sales, decreasing to 73.6% compared to 78.8% for the fiscal years ended April 30, 1997 and 1996, respectively. Cost of sales increased by $1,088,785 for the current year compared to the fiscal year ended April 30, 1996. This increase primarily was a result of higher sales volume, resulting in increased material, freight-in, labor, and plant supply costs. The increase in cost of sales in the fiscal year ended April 30, 1997 was also the result of increased depreciation and the decision to increase product testing by Company personnel. In addition, tooling costs also increased as a result of new private label customers in the fiscal year ended April 30, 1997. These increases were partially offset by decreased costs associated with improved manufacturing controls resulting in lower scrappage, a decrease in the cost of product testing performed by outside services and a decrease in maintenance costs.

Selling, general and administrative expenses decreased by 10.4% or $185,253 for the fiscal year ended April 30, 1997 compared to the fiscal year ended April 30, 1996. This decrease resulted from decreased participation in trade shows, decreased magazine advertising, the reduction of outside professional financial consulting services, less travel, a decrease in office supplies used, and lower bad debt expense. These decreases were offset by increases in payroll expenses incurred following the hiring of a Chief Financial Officer in January 1996, promotional costs, sales commissions as a result of a revised sales staff compensation program and higher sales volume, retail store product placement ("slotting") fees, personal property and real estate taxes, maintenance costs of the Company's computer system, and insurance and shareholder relations costs associated with the

Company becoming a SEC reporting company.

Interest expense for the fiscal year ended April 30, 1997 decreased by $8,754 compared to the fiscal year ended April 30, 1996. The decrease primarily reflects bank borrowings that were paid in full on November 6, 1996.

The Company recorded a deferred income tax benefit of $101,972 for the year ended April 30, 1997. This benefit is a result of the reversal of a previously recorded valuation allowance due to the anticipated usage of the Company's net loss carry forwards.

As a result of the foregoing, the Company reported net income of $402,372, or $0.13 per weighted average number of Common Stock outstanding, for the fiscal year ended April 30, 1997 compared to a net (loss) of ($732,915), or ($0.26) per weighted average number of common stock outstanding, for the fiscal year ended April 30, 1996. The weighted average number of Common Stock outstanding increased to 2,994,679 for the current year compared to 2,781,249 for the previous last year. The increase primarily reflects increased shares outstanding as a result of the Company's stock offering, warrants exercised, conversion of subordinated debt into Common Stock and treasury stock sold.

Net income for the 4th quarter of the fiscal year ended April 30, 1997 was reduced because of year end inventory and deferred income tax adjusting entries. The amount of the year end inventory adjustment was approximately $18,000. The amount of the year end deferred income tax adjustment was $23,000.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, Earnings Per Share (Opinion 15). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior EPS data presented after the effective date.

The Company will adopt SFAS No. 128 effective with the issuance of its third quarter results for the fiscal year ending April 30, 1998. Per share data calculated in accordance with this pronouncement for the years ended April 30, 1997 and 1996, are consistent with the current disclosures.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

Net sales for the fiscal years ended April 30, 1996 and 1995 were $5,514,753 and $5,557,469, respectively, which represents a 0.8% decrease. For the fiscal year ended April 30, 1996, private label sales increased by 2.2% and Dolce(R) brand products increased by 10.5%, while the Net Sales of other Company products decreased by 7.5% compared to the fiscal year ended April 30, 1996. Private label, Dolce(R) brand products and other Company products represented 56.5%, 18.1% and 25.4% of gross sales, respectively for the fiscal year ended April 30, 1996 and 55.8%, 16.5% and 27.7% of gross sales, respectively for the fiscal year ended April 30, 1995. Private label sales generally increased by 13.8% for the fiscal year ended April 30, 1996, however a large decrease in sales to one customer resulted in the overall 2.2% increase. The decrease in private label sales to this one customer was a result of a special production run that occurred during the year ended April 30, 1995. Dolce(R) brand products sales increased primarily as a result of increased exposure from advertising and trade shows. The decrease in net sales of other Company products was the result of lower sales in most of the products within this category except for increases in the My Hero(TM) Submarine Dressing and FLAVOR-MATE(R) syrups product lines. The decrease in most of the other Company products was the result of the elimination of unprofitable marketing programs for the year ended April 30, 1996.

As a result of performance of the other Company products for the fiscal year ended April 30, 1996, the Company decided to eliminate the Liquid Spice, Chile/Salsa Kits and the Herbs & Spices product lines to improve sales performance.

The small decrease in sales volume and the additional expenses related to the opening and operations of the Washington manufacturing facility resulted in the cost of sales, as a percentage of net sales, increasing to 78.8% compared to 70.8% for the fiscal year ended April 30, 1996 compared to the fiscal year ended April 30, 1995. Cost of sales increased by $408,623 for the fiscal year ended April 30, 1996 compared to the fiscal year ended April 30, 1995. The increase in cost of sales was primarily the result of increased depreciation, additional expenses associated with the operation of the Washington facility, the startup and operation of the technical services staff and additional quality assurance testing.

Selling, general and administrative expenses increased by 30.5% or $414,712 for the fiscal year ended April 30, 1996 compared to the fiscal year ended April 30, 1995. This increase resulted from expenses associated with developing a professional sales staff, expanded trade show costs, additional advertising expenses, increased usage of outside professional financial consulting services, increased travel, increased usage of office supplies, the hiring of a Chief Financial Officer in January 1996 and higher bad debt expense.

Interest expense for the fiscal year ended April 30, 1996 increased by $6,903 compared to the fiscal year ended April 30, 1995. The increase primarily reflects increased bank borrowings that occurred from October 1, 1995 through April 30, 1996.

The Company recorded a deferred income tax expense of $35,913 for the fiscal year ended April 30, 1996 compared to $49,869 in total income tax expense for the fiscal year ended April 30, 1995.

As a result of the foregoing, the Company reported net loss of ($732,915), or ($0.26) per weighted average number of Common Stock outstanding, for the fiscal year ended April 30, 1996 compared to a net income of 156,718, or $0.06 per weighted average number of Common Stock outstanding, for the fiscal year ended April 30, 1995. The weighted average number of Common Stock outstanding increased to 2,781,249 for the fiscal year ended April 30, 1996 compared to 2,472,950 for the fiscal year ended April 30, 1995. The increase primarily reflects increased shares outstanding as a result of the private placement of Common Stock issued during the latter part the fiscal year ended April 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 1997, the Company's working capital was $1,905,827 with a working capital ratio of 2.81 to 1. The Company's working capital ratio has improved for four consecutive quarters. The working capital and working capital ratio for the quarters ended January 31, 1997, October 31, 1996, July 31, 1996 and April 30, 1996 were $2,255,784 and 2.50 to 1, $960,628 and 1.57 to 1, $706,323, and 1.54
to 1, and $472,186 and 1.33 to 1, respectively. The increase in working capital for the fiscal year ended April 30, 1997 was primarily a result of the Company's stock offering, which generated $1,635,681 in net proceeds, the conversion of a $350,000 bank line of credit to a note payable, conversion of $265,000 of subordinated debentures into Common Stock, operating income for the period and the effect of the current deferred tax asset partially offset by the payment of long term debt totaling $536,707, payment of $35,000 of subordinated debentures, and investment in a new manufacturing and office facility in Mansfield, Ohio.

The Company's operating activities, for the fiscal year ended April 30, 1997, provided net cash of $453,965. The Company used $1,546,080 to acquire equipment, start construction of a new manufacturing and office facility in Mansfield, Ohio, invest in life insurance policies, and make principal payments on notes payable and capital leases. The sale of stock by the Company and the conversion of warrants provided net cash of $1,699,740. Consequently, during this period, cash and cash equivalents increased $607,625. During this period, the Company received net cash of $1,752,486 from non-recurring sources and made non-recurring payments on notes payable and subordinated debentures of $571,707. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

On December 2, 1996, the Company formalized a $750,000 bank mortgage/construction loan agreement and a $400,000 bank line of credit.

On November 22, 1996, the Company's Board of Directors authorized the construction of a new manufacturing and office facility. The Company is currently constructing this facility, estimated to cost approximately $1,650,000. In addition, the Company plans to purchase equipment estimated to cost approximately $512,005. As of April 30, 1997, the Company's expenditures for the authorized equipment and facility totaled $931,322.

The Company during the fiscal year ending April 30, 1997 has experienced an inflationary increase in the cost of one of its principal raw materials. The Company has raised the selling price of its products to cover this cost increase.

The Company believes that the bank line of credit and cash from operating activities will be sufficient to finance the Company's operations and planned capital expenditures for the next 12 months.

ITEM 7.      FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

1.  Financial Statements of Stearns & Lehman, Inc.                                         Page


Report of Independent Public Accountants (dated June 20, 1997) .............................19

Balance Sheets as of April 30, 1997 and 1996 ...............................................20

Statements of Operations for the years ended April 30, 1997 and 1996 .......................22

Statements of Shareholders' Equity for the years ended April 30, 1997 and 1996 .............23

Statements of Cash Flows for the years ended April 30, 1997 and 1996 .......................24

Notes to Consolidated Financial Statements .................................................26


REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Stearns & Lehman, Inc.

We have audited the accompanying balance sheets of Stearns & Lehman, Inc. as of April 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stearns & Lehman, Inc. as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                            /s/  Coopers & Lybrand L.L.P
                                            ------------------------------
                                            COOPERS & LYBRAND L.L.P.

Columbus, Ohio
June 20, 1997



STEARNS & LEHMAN, INC.

BALANCE SHEETS

APRIL 30, 1997 AND 1996

                                     ASSETS                                        1997                1996

Current assets:
    Cash and cash equivalents                                                $      730,833    $     123,208
    Trade accounts receivable, net of allowance for doubtful accounts
       of $46,000 in 1997 and $56,000 in 1996                                       884,459          584,665
    Inventory                                                                     1,239,671        1,132,548
    Prepaid expenses and other                                                       75,639           49,508
    Deferred income taxes                                                            25,999
                                                                            ---------------   --------------

       Total current assets                                                       2,956,601        1,889,929
                                                                            ---------------   --------------

Property and equipment:
    Land                                                                             80,848           74,653
    Construction in progress                                                        941,199           99,282
    Machinery and equipment                                                       1,412,061        1,309,007
    Office equipment                                                                213,140          193,977
    Building improvements                                                            91,716           91,716
    Buildings                                                                       137,734          137,734
    Leasehold improvements                                                           43,003           43,003
    Tooling                                                                          59,344           22,254
    Vehicles                                                                         36,964           25,332
                                                                            ---------------   --------------

                                                                                  3,016,009        1,996,958

          Less: accumulated depreciation                                          (780,538)        (602,297)
                                                                            ---------------   --------------

       Net property and equipment                                                 2,235,471        1,394,661
                                                                            ---------------   --------------

Goodwill                                                                            441,833          543,671
Cash surrender value of life insurance                                               23,611           19,646
Trademarks and patents                                                                4,560            5,257
Deferred stock offering costs                                                                         50,474
Deferred income taxes                                                                75,973
Other assets                                                                         42,313           69,399
                                                                            ---------------   --------------

       Total assets                                                          $    5,780,362    $   3,973,037
                                                                            ===============   ==============


CONTINUED                                                                     20

STEARNS & LEHMAN, INC.

BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY               1997            1996

Current liabilities:
    Lines of credit                                                                $    350,000
    Current portion of notes payable                                                     37,578
    Accounts payable                                               $    801,672         485,407
    Accrued expenses                                                    239,275         228,045
    Subordinated convertible notes                                                      300,000
    Current portion of capital lease obligations                          9,827          16,713
                                                                   ------------   -------------

       Total current liabilities                                      1,050,774       1,417,743
                                                                   ------------   -------------

Long-term liabilities:
    Notes payable, net of current portion                                               132,416
    Capital lease obligations, net of current portion                     2,256          12,084
                                                                   ------------   -------------

       Total long-term liabilities                                        2,256         144,500
                                                                   ------------   -------------

       Total liabilities                                              1,053,030       1,562,243
                                                                   ------------   -------------

Shareholders' equity:
    Common stock, no par value; 4,000,000 shares authorized,
          3,230,052 and 2,827,672 issued and 3,226,752 and
          2,824,372 outstanding as of April 30, 1997 and 1996,
          respectively                                                    3,563           3,118
    Additional paid-in capital                                        5,091,920       3,178,099
    Accumulated deficit                                               (354,951)       (757,223)
                                                                   ------------   -------------

                                                                      4,740,532       2,423,994

          Less treasury stock, at cost 3,300 shares                    (13,200)        (13,200)
                                                                   ------------   -------------

       Total shareholders' equity                                     4,727,332       2,410,794
                                                                   ------------   -------------

       Total liabilities and shareholders' equity                  $  5,780,362    $  3,973,037
                                                                   ============   =============


The accompanying notes are an integral part of the financial statements.
                                                                              21

STEARNS & LEHMAN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 1997 AND 1996


                                                              1997            1996

Sales                                                   $  7,381,105    $  5,514,753
Cost of sales                                              5,432,588       4,343,803
                                                        ------------    ------------

       Gross profit                                        1,948,517       1,170,950

Selling, general and administrative expenses               1,588,865       1,774,118
                                                        ------------    ------------

Income (loss) from operations                                359,652       (603,168)
                                                        ------------    ------------

Other income (expense), net:
    Interest expense                                        (53,814)        (62,568)
    Interest income                                           13,952           3,577
    Other, net                                              (14,119)        (34,843)
                                                        ------------    ------------

                                                            (53,981)        (93,834)
                                                        ------------    ------------

Net income (loss) before income tax expense                  305,671       (697,002)
                                                        ------------    ------------

    Income tax (benefit) expense:
       Current                                                 5,371
       Deferred                                            (101,972)          35,913
                                                        ------------    ------------

       Total income tax (benefit) expense                   (96,601)          35,913
                                                        ------------    ------------

       Net income (loss)                                $    402,272    $  (732,915)
                                                        ============    ============

       Earnings (loss) per share                        $        .13    $      (.26)
                                                        ============    ============

Weighted-average shares outstanding                        2,994,679       2,781,249
                                                        ============    ============


The accompanying notes are an integral part of the financial statements.
                                                                              22

STEARNS & LEHMAN, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED APRIL 30, 1997 AND 1996

                                                                  ADDITIONAL                             TOTAL SHARE-
                                        COMMON         COMMON      PAID-IN     ACCUMULATED   TREASURY       HOLDERS'
                                        SHARES          STOCK      CAPITAL       DEFICIT      STOCK         EQUITY

Balance at April 30, 1995              2,744,834   $    3,098  $  2,957,674   $   (24,308)  $  (57,246)  $  2,879,218

    Net loss                                                                     (732,915)                  (732,915)

    Sale of treasury stock, net           65,256                    204,449                      57,246       261,695

    Repurchase of common stock           (3,300)                                               (13,200)      (13,200)

    Purchase of warrants                                           (36,750)                                  (36,750)

    Purchase price adjustment             17,582           20        52,726                                    52,746
                                    ------------  -----------  ------------   ------------  -----------  ------------

Balance at April 30, 1996              2,824,372        3,118     3,178,099      (757,223)     (13,200)     2,410,794

    Net income                                                                     402,272                    402,272

    Repurchase and retirement of
         common stock                       (95)                      (664)                                     (664)

    Conversion of debentures to
         common stock                     48,230           53       264,947                                   265,000

    Issuance of common stock             354,245          392     1,649,538                                 1,649,930
                                    ------------  -----------  ------------   ------------  -----------  ------------

Balance at April 30, 1997              3,226,752   $    3,563  $  5,091,920   $  (354,951)  $  (13,200)  $  4,727,332
                                    ============  ===========  ============   ============  ===========  ============

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.

STATEMENTS OF CASH FLOWS


FOR THE YEARS ENDED APRIL 30, 1997 AND 1996

                                                                                1997              1996

Cash flows from operating activities:
    Net income (loss)                                                        $    402,272   $  (732,915)
    Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
       Bad debt expense                                                            18,820         63,445
       Depreciation and amortization                                              257,636        270,628
       Loss on disposal of fixed assets                                             1,582         32,416
       Deferred income taxes                                                    (101,972)         35,913
       Changes in assets and liabilities:
          Trade accounts receivable                                             (318,614)         10,423
          Inventory                                                             (107,123)          8,642
          Prepaid expenses and other                                             (26,131)         26,423
          Accounts payable                                                        316,265      (124,176)
          Accrued expenses                                                         11,230        108,403
                                                                             ------------   ------------

       Net cash provided by (used in) operating activities                        453,965      (300,798)
                                                                             ------------   ------------

Cash flows from investing activities:
    Purchase of property and equipment                                        (1,026,653)      (645,523)
    Proceeds from sale of property and equipment                                    3,500         41,766
    Cash surrender value of life insurance, net                                   (3,966)       (11,146)
    Purchase of other assets, net                                                               (23,686)
    Proceeds from purchase price adjustment                                        52,746
                                                                             ------------   ------------

       Net cash used in investing activities                                    (974,373)      (638,589)
                                                                             ------------   ------------

Cash flows from financing activities:
    Net borrowings under revolving credit agreements                                             351,000
    Principal payments on long-term debt and capital leases                     (571,707)       (90,349)
    Payments for deferred stock offering costs                                                  (50,474)
    Purchase of treasury stock                                                      (664)       (13,200)
    Purchase of warrants                                                                        (36,750)
    Net proceeds from issuance of common stock                                  1,700,404        261,695
                                                                             ------------   ------------

       Net cash provided by financing activities                                1,128,033        421,922
                                                                             ------------   ------------

Net increase (decrease) in cash and cash equivalents                              607,625      (517,465)

Cash and cash equivalents, beginning of year                                      123,208        640,673
                                                                             ------------   ------------

       Cash and cash equivalents, end of year                                $    730,833   $    123,208
                                                                             ============   ============


CONTINUED
                                                                              24

STEARNS & LEHMAN, INC.

STATEMENTS OF CASH FLOWS

                                                                            1997          1996

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                       $      61,582   $     62,568
                                                                      =============   ============

Supplemental schedule of noncash financing and investing activities:
    Conversion of subordinated debentures to common stock             $     265,000
                                                                      =============
    Conversion of line of credit to note payable                      $     350,000   $    163,000
                                                                      =============   ============

    Purchase price adjustment:
       Goodwill                                                                       $   (52,746)
       Additional paid-in capital                                                           52,726
       Common stock                                                                             20
                                                                                      ------------

                                                                                      $          0
                                                                                      ============

In 1997, the Company allocated $50,474 of deferred stock offering costs, incurred in 1996, against equity as a result of the common stock issuance.


The accompanying notes are an integral part of the financial statements.
                                                                              25

STEARNS & LEHMAN, INC.

NOTES TO THE FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. NATURE OF BUSINESS: Stearns & Lehman, Inc. (the Company) is engaged in the business of manufacturing and selling specialty food products, including extracts, flavorings, liquid spices and Italian syrups. The principal market for the Company's products is the continental United States.

     b. INVENTORIES: Inventory is valued at the lower of most recent costs or market which approximates cost using the first-in, first-out (FIFO) method. Indirect costs that do not relate to production of finished goods, including general and administrative expenses, are charged to expense as incurred.

     c. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: buildings and building improvements, 30 to 40 years; machinery and equipment, 5 to 10 years; tooling, 2 to 10 years; and vehicles, 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Depreciation expense was $180,761 in 1997 and $193,450 in 1996. Repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the applicable accounts, and any gain or loss from disposition is included in operations.

     d. EARNINGS PER SHARE: Earnings per share are computed based on the weighted-average number of common shares outstanding during the year.

     e. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. At April 30, 1997, the Company had $537,798 in cash equivalents, of which, $433,954 has been allocated for the construction of the new manufacturing and office building (see
          Note 12), pursuant to the Form SB-1 registration statement. The Company had no cash equivalents in 1996. Cash consists primarily of demand deposits held principally with one financial institution.

     f. INCOME TAXES: The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

STEARNS & LEHMAN, INC.

     g. REVENUE RECOGNITION: Sales are recorded when products are shipped to the customer.

     h. ADVERTISING AND PROMOTION COSTS: Advertising and promotion costs are charged to operations as incurred. Advertising and promotion expense was $197,780 in 1997 and $215,588 in 1996.

     i. GOODWILL: Goodwill represents the excess value of the Company's stock issued over the fair value of net assets of an acquired company (see
          Note 7). Goodwill is amortized on a straight-line basis over 12 years. Amortization expense was $49,092 for the years ended April 30, 1997 and 1996, and accumulated amortization was $147,277 and $98,184 at April 30, 1997 and 1996, respectively.

     j. FOREIGN SALES: The Company transacts all foreign sales to distributors and customers in United States currency.

     k. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     l. CONCENTRATION OF RISK: The Company purchases certain products from sole-source suppliers of which there are currently no other suppliers used by the Company. A change in suppliers during certain peak periods could cause a delay in production and a possible loss of sales, which would affect operating results adversely.

          The Company has six major customers which represented approximately 47% of sales for the year ended April 30, 1997 and four major customers which represented approximately 37% of sales for the year ended April 30, 1996. The loss of any of these customers could have an adverse impact on the operating results of the Company.

          The Company maintains virtually all of its banking relationships with one financial institution.

     m. RECLASSIFICATIONS: Certain amounts in the 1996 financial statements have been reclassified to conform with the current-year presentation.

STEARNS & LEHMAN, INC.

2.   INVENTORY:

     The major components of inventory at April 30, 1997 and 1996 were as follows:

                                            1997        1996

        Raw materials                   $  736,281    $  429,279
        Work in process                      7,278        18,012
        Finished goods                     496,112       685,257
                                        ----------    ----------

              Total inventory           $1,239,671    $1,132,548
                                        ==========    ==========




3.   LINES OF CREDIT:

     On May 5, 1996, the Company converted a $350,000 revolving line of credit agreement to a five-year term note with monthly principal payments of $5,833 plus interest at prime plus 1% through May 5, 2001. On November 6, 1996, the Company completely paid the balance outstanding on this five year term note payable and the balance outstanding on another note payable to a bank due on May 5, 2000. The total of these payments was $422,353. On December 2, 1996, the Company signed a Line of Credit Agreement with a bank for $400,000 with interest at a rate of prime plus 0.5% and signed a Construction and Business Loan Agreement with a bank for $750,000 for the financing of a manufacturing and office building, with a term of 120 monthly payments beginning August 2, 1997 with interest at a rate of prime plus 0.75%. Both of these agreements are collateralized by substantially all the assets of the Company and contain covenants that require the Company to maintain a certain minimum working capital and net worth and maintain a certain quick and current ratio. As of April 30, 1997, there were no outstanding balances under either of these bank agreements.

STEARNS & LEHMAN, INC.

4.   NOTES PAYABLE:

     The Company had no notes payable at April 30, 1997. Notes payable at April 30, 1996 consisted of the following:

         Note payable to a bank, collateralized by real estate,
              payable in monthly installments of $682 including
              interest at a rate of prime plus 2% adjusted every
              three years and subject to a minimum interest rate of
              3.5% and a maximum interest rate of 13.5% with the
              maximum decrease or increase in interest rates not to
              exceed 2% at any one time, due on February 14, 2002.                 $         37,877

         Note payable to a bank, collateralized by accounts receivable, inventory and equipment, payable in monthly installments
              of $2,717 plus interest at a rate of prime (8.25% at April
              30, 1996) plus 1.25%, due on May 5, 2000.                                     132,117
                                                                                   ----------------

              Total notes payable                                                           169,994
                 Less current portion                                                        37,578
                                                                                   ----------------

                                                                                   $        132,416
                                                                                   ================

5.   SUBORDINATED CONVERTIBLE REDEEMABLE THREE-YEAR NOTES:

     The Company had $300,000 of subordinated convertible redeemable notes which bore interest at a rate of 9% per annum and matured on March 1, 1997. These notes were convertible into common stock at the rate of 182 shares for every $1,000 of principal. On the maturity date, $265,000 of notes were converted into 48,230 shares of common stock and the Company paid $35,000 in principal.



6.   LEASE COMMITMENTS:

     The Company leases buildings and certain office and production equipment under noncancelable operating lease agreements expiring through fiscal 1999. Certain leases provide for future minimum rent escalations.

STEARNS & LEHMAN, INC.

     Minimum rental commitments under noncancelable operating leases at April 30, 1997 are as follows:


              1998                           $105,221
              1999                             13,358
                                             --------

                                             $118,579
                                             ========



     Total rent expense charged to operations for all operating leases was $133,178 in 1997 and $136,960 in 1996.

     The Company has various capital lease agreements for equipment. The present value of the minimum lease payments has been capitalized and the related asset and obligation recorded. Future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of April 30, 1997, are as follows:


           YEAR ENDING APRIL 30,

           1998                                   $10,696
           1999                                     2,301
                                                  -------

                 Total minimum lease payments      12,997
                    Less amounts representing
                          interest                    914
                                                  -------

                 Present value of net minimum
                       lease payments              12,083
                    Less current maturities         9,827
                                                  -------

                                                  $ 2,256
                                                  =======

7.   BUSINESS COMBINATION:

     On April 30, 1994, the Company issued 240,000 shares of its common stock in exchange for 100% of the outstanding stock of Select Origins, Inc. (Select). The acquisition has been accounted for as a purchase transaction and accordingly, the fair value of the stock issued was allocated to Select's assets and liabilities based on its estimated fair value as of the acquisition date. The excess value of the Company's stock issued over the fair value of the net assets acquired has been recorded as goodwill.

     36,000 of the shares issued were placed in escrow to provide security to the Company in the event the Company suffers any losses arising from misrepresentations by Select or its former shareholders. During fiscal 1995, the Company received 18,526 of the escrow shares pursuant

STEARNS & LEHMAN, INC.

     to an agreement with former shareholders of Select. On June 29, 1995, the Company filed a claim for the remaining 17,474 shares held in escrow.

     The purchase also allowed for the issuance of 50,000 additional shares (augmentation) if certain events did not occur subsequent to the merger. The Company believes that only one of two objectives stated in the Purchase Agreement needed to be achieved, and if neither was achieved, then augmentation would occur. The Company did not achieve one of the objectives. Based on the interpretation by certain former shareholders of Select that both objective must be achieved, they filed a claim for the shares to augmentation on July 21, 1995.

     As of April 30, 1997, the Company has settled the escrow and augmentation issues with certain former shareholders of Select for 15,594 shares of which 15,499 shares were in escrow on April 30, 1996 and 95 shares were contingently issuable upon settlement. The Company repurchased and retired the 95 contingently issuable shares (see Note 8). The Company intends to settle the escrow and augmentation issues with the remaining former shareholders of Select for 1,988 shares of which 1,975 were in escrow on April 30, 1997 and April 30, 1996 and 13 were contingently issuable upon settlement. The settlement has been recorded in the financial statements at April 30, 1997 and 1996 as an adjustment to the original purchase price.



8.   COMMON STOCK TRANSACTIONS:

     Between the dates of November 4, 1996 and December 20, 1996, the Company issued 349,495 shares at $5.50 per share pursuant to the Company's Form SB-1 registration statement that was declared effective by the Securities and Exchange Commission on October 22, 1996.

     During 1997, the Company repurchased 95 shares of common stock at an average price of $6.99 per share pursuant to a Settlement Agreement between former Select Origins, Inc. shareholders, and the Company (see Note 7).

     In fiscal 1997, 4,750 shares of the Company's common stock were issued at $3.00 per share upon exercise of warrants (see Note 9).

     On March 1, 1997, the Company issued 48,230 shares of common stock upon conversion of $265,000 in Subordinated Convertible Redeemable Three-Year Notes (see Note 5).



9.   WARRANTS TO PURCHASE COMMON STOCK:

     During 1996, the Company issued warrants to two directors for each to purchase 5,000 shares of common stock at an exercise price of $5.50 per share expiring April 10, 2005. The warrants were fully exercisable at the date of grant.

STEARNS & LEHMAN, INC.

     During 1996, the Company issued warrants to a broker in connection with a 1995 Private Placement Memorandum to purchase 13,561 shares of common stock at an exercise price of $3.15 per share expiring October 14, 2000. The warrants were fully exercisable at the date of grant.

     During 1996, the Company became aware of the possibility that a former underwriter for the Company may have effectuated trades of certain of the Company's securities in violation of certain state and federal securities law and regulations. The Company made offers of recision to the current holders of these securities pursuant to which the Company offered to purchase these securities for a price equal to the price the current holders paid for these securities. The Company repurchased 14,000 warrants under these offers of recision. The Company reduced additional paid-in capital by $36,750 as a result of this transaction.

     During 1997, the Company issued warrants to two directors to purchase 5,000 and 3,798 shares of common stock at an exercise price of $5.50 per share, which expire March 14, 2001. The warrants were fully exercisable at the date of grant.

     During 1997, the Company issued warrants to Quantum Capital Corp., d.b.a. Diversified Capital Markets to purchase 34,950 shares of common stock at an exercise price of $5.75 per share expiring October 22, 2001 pursuant to an Underwriting Agreement dated August 28, 1996 pertaining to the Company's Form SB-1 registration statement. The warrants vest 100% after twelve months, commencing October 22, 1996.

     During 1997, 4,750 shares of the Company's common stock were issued at $3.00 per share upon exercise of warrants.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for warrants granted. The Company did not recognize any expense for warrants granted during the year ended April 30, 1997. Had compensation cost for the warrants granted been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The 1997 pro forma amounts include the effect of the reversal of prior years pro forma net operating losses under SFAS No. 123.

STEARNS & LEHMAN, INC.


                                                               1997           1996

           Net income (loss)           Pro forma          $    379,887   $  (802,888)
                                       As reported             402,272      (732,915)

           Earnings (loss) per share   Pro forma                  0.12         (0.29)
                                       As reported                0.13         (0.26)



     In determining the pro forma amount of stock-based compensation on a basis consistent with SFAS No. 123, the fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield; expected volatility 63.7% for both years; risk-free interest rate of 6.03% and 6.12%; and expected life of 3.0 years and 5.3 years.

     A summary of the status of the Company's warrants as of April 30, 1997 and 1996, respectively; and changes during the years then ended is presented below:


                                                                 1997                             1996
                                                       ----------------------------  -------------------------------
                                                                        WEIGHTED-                        WEIGHTED-
                                                                        AVERAGE                          AVERAGE
                                                                        EXERCISE                         EXERCISE
                          WARRANTS                        SHARES          PRICE           SHARES          PRICE
                                                       ------------  --------------  --------------  ---------------

            Outstanding at beginning of year               100,367   $    3.49           90,806       $    3.25
            Granted                                         43,748   $    5.70           23,561       $    4.15
            Cancelled/recissioned                                                      (14,000)       $    3.00
            Exercised                                      (4,750)   $    3.00

            Outstanding at end of year                     139,365   $    4.20          100,367       $    3.49

            Warrants exercisable at year-end               104,415                      100,367

            Weighted-average fair value of
                 warrants granted during the
                 year utilizing Black-Scholes
                 option-pricing model                                $    3.15                        $    2.97



STEARNS & LEHMAN, INC.

     The following table summarizes information about warrants outstanding at April 30, 1997:



                                          NUMBER          WEIGHTED-       NUMBER
                                        OUTSTANDING        AVERAGE      EXERCISABLE
                                        AT APRIL 30,      REMAINING    AT  APRIL 30,
                EXERCISE PRICES            1997             LIFE           1997

         $3.00                              43,456         3.8 years       43,456
         $3.15                              13,561         3.5 years       13,561
         $3.50                              25,000         1.7 years       25,000
         $5.50                              18,798         8.4 years       18,798
         $5.75                              38,550         4.5 years        3,600
                                           -------         ---------      -------

                                           139,365         4.2 years      104,415
                                           =======         =========      =======



10.  STOCK OPTION PLAN:

     Effective March 4, 1994, the Company adopted the 1994 Stock Option Plan (the Plan). The shares that may be issued subject to options granted under the Plan shall not exceed 275,000 shares in aggregate. The options granted under the Plan may be designed as incentive stock options or nonqualified stock options, at the discretion of the committee designated by the Board of Directors to administer the Plan. The option price for nonqualified stock options shall not be less than 100% of the fair market value of a share on the effective date of the grant. The option price for incentive stock options shall not be less than 110% of the fair market value of a share on the effective date of the grant. As of April 30, 1997 and 1996, no options have been granted.

STEARNS & LEHMAN, INC.

11.  INCOME TAXES:

     The components of the net deferred tax asset at April 30, 1997 and 1996 are as follows:

                                                        1997           1996

          Deferred tax assets:
             Net operating loss carryforwards      $    315,982   $   430,117
             Accrued expenses                            26,782        26,600
             Other                                        1,763
             Allowance for doubtful accounts             17,480        21,280
                                                   ------------   -----------

                Gross deferred tax assets               362,007       477,997

          Deferred tax liabilities:
             Property and equipment                     134,652       107,818
                                                   ------------   -----------

                Net deferred tax asset before
                      valuation allowance               227,355       370,179

          Valuation allowance                         (125,383)     (370,179)
                                                   ------------   -----------

                Net deferred tax asset             $    101,972   $         0
                                                   ============   ===========


     The Company had net operating loss carryforwards of $479,687 and $748,079 at April 30, 1997 and 1996 respectively. These net operating losses expire November 30, 2007 through April 30, 2011. In addition, the Company had net operating loss carryforwards available of $398,041 and $431,211 at April 30, 1997 and 1996, respectively, from the purchase of Select, of which $33,170 is available to deduct each year through April 30, 2009.

     A valuation allowance of $125,383 was recorded against the net deferred tax assets due to the potential uncertainty of their recoverability in future years. As of April 30, 1996, a valuation allowance had been provided against the full amount of the net deferred tax asset due to uncertainty regarding their recoverability at that time.

     The Company utilized approximately $301,600 of net operating carryforwards in fiscal 1997.

STEARNS & LEHMAN, INC.

     A reconciliation between the statutory federal income tax rate and the effective income tax on pre-tax earnings follows:

                                                     1997             1996

            Statutory income tax rate                      34.0%       (34.0)%
            Local income tax, net of federal
                  income tax effect                         1.1%
            Permanent differences                           6.6%          2.8%
            Adjustments to prior year tax
                  calculations                              3.6%
            Reduction in valuation allowance             (80.1)%
            Increase in valuation allowance                              36.0%
            Other items, net                                3.2%           .4%
                                                   -------------    -----------

                  Effective income tax rate              (31.6)%          5.2%
                                                   =============    ===========




12.  MANUFACTURING AND OFFICE BUILDING:

     On November 27, 1996, the Company entered into an agreement to construct a 50,000 square foot manufacturing and office building. As of April 30, 1997, the construction of the building was approximately 61% complete.



13.  SUPPLIER AGREEMENT:

     The Company has an agreement to supply a customer with a product at specified prices. The agreement is effective July 1, 1994, with an initial term of three years, expiring on July 1, 1997.

     The agreement shall terminate at the end of the initial term if written notice to terminate is given by either party at least 60 days prior to the last day of the initial term. Otherwise, following the initial term, the agreement shall renew and continue from year to year until canceled upon 60 days written notice by either party.



14.  ROYALTY COMMITMENTS:

     As a result of the Select purchase (see Note 7), the Company is required to pay royalty payments for sales of the Gran'Meres' brand name. The required payments are the greater of $35,000 or 5% of gross sales for the calendar years ended December 31, 1995 and 1996, 3% of gross sales for the calendar years 1997, 1998 and 1999 and 2% of gross sales for the calendar years 2000 through 2016. Accordingly, the Company has accrued $70,479 and $70,000 at April 30, 1997 and 1996, respectively. After December 31, 1998, the Company may terminate

STEARNS & LEHMAN, INC.

     this royalty agreement for a minimum buyout payment of $225,000. As of May 23, 1997, the Company has reached a tentative agreement to return the rights of the Gran'Meres' brand name to the owners for a payment of $50,000. Management of the Company believes that accrued expense as of April 30, 1997 will cover the expense of this payment and the disposition of existing inventory.



15.  EARNINGS PER SHARE:

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, Earnings Per Share (Opinion 15). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior EPS data presented after the effective date.

     The Company will adopt SFAS No. 128 effective with the issuance of its third quarter results for the fiscal year ending April 30, 1998. Per share data calculated in accordance with this pronouncement for the years ended April 30, 1997 and 1996, are consistent with the current disclosures.



16.  CONTINGENCIES:

     The Company is involved in various legal proceedings that are incidental to the conduct of its business. Although amounts with respect to these proceedings cannot be determined, in the opinion of management, any such amounts will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

STEARNS & LEHMAN, INC.

17.  RELATED-PARTY TRANSACTIONS:

     An entity owned by an employee/board member provided services to the Company related to flight transportation. Expenses incurred from this entity were approximately $53,000 in 1997 and $46,500 in 1996. No payables were outstanding as of April 30, 1997, however, $2,870 in payables were outstanding at April 30, 1996.



18.  YEAR 2000 COMPLIANCE:

     It is the Company's intention to purchase new application software in fiscal year end 1998, which will be Year 2000 compliant, as part of its operational strategy.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


             [The remainder of this page intentionally left blank.]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains the name, position, age and telephone number with the Company of each director and executive officer of the Company as of July 8, 1997. Their respective backgrounds are described following the table. Each of the executive officers devotes his or her full-time efforts to the affairs of the Company.


NAME                                POSITION                                  AGE      TELEPHONE NO.
----                                --------                                  ---      -------------

William C. Stearns         President, Treasurer and Director                  44       419/522-2722
Sally A. Stearns           Vice President, Secretary and Director             37       419/522-2722
John A. Chuprinko          Chief Financial Officer                            42       419/522-2722
Frank E. Duval             Director                                           53       419/882-2314
Carter F. Randolph         Director                                           41       513/891-4227

WILLIAM C. STEARNS - PRESIDENT, TREASURER AND DIRECTOR

William C. Stearns is President, Treasurer and a Director of the Company. Mr. Stearns founded the Company in March of 1988 and has been its President and a Director since that time. Mr. Stearns attended both Cleveland State University and Baldwin-Wallace University and is a member of the Manufacturers' Board of Directors of the National Food Distributors Association and the National Association of Specialty Food Trade. Mr. Stearns is the husband of Sally A. Stearns.

SALLY A. STEARNS - VICE PRESIDENT, SECRETARY AND DIRECTOR

Sally A. Stearns graduated from Bowling Green State University in June of 1982 with a Bachelor of Science Degree in Business Administration, with a major concentration in Human Resource Management. From October 1987 to February 8, 1989, she was a senior accountant for Autocall, Inc., a division of Federal Signal located in Shelby, Ohio. From February 18, 1989 to the present Ms. Stearns has served as Vice President, Secretary and a Director of the Company.

JOHN A. CHUPRINKO - CHIEF FINANCIAL OFFICER

John A. Chuprinko is a graduate of The Ohio State University, where he obtained a Bachelor of Science Degree in accounting, and the United States Navy Supply School in Athens, Georgia. Mr. Chuprinko was hired as the Chief Financial Officer of the Company on January 10, 1996 and is a Certified Public Accountant. Mr. Chuprinko is the President of the Knox County, Ohio Airport Advisory Board and is a member and past Chairman of the Marion Technical College Accounting Advisory Committee. From October 1994 to January 1996, Mr. Chuprinko served as the Chief Financial Officer and Treasurer of Na-Churs Plant Food Company, a national manufacturing company with $18,000,000 in sales, located in Marion, Ohio. Prior to that position, Mr. Chuprinko was the Controller at The J.E. Grote Company, Incorporated in Blacklick, Ohio.

FRANK E. DUVAL - DIRECTOR

Mr. Duval has served as a Director of the Company since January 3, 1995. Mr. Duval has been the President of J&S Capital, Inc. since 1990 where he oversees a portfolio of real estate, limited partnership and stock and bond investments. Mr. Duval has a Bachelor of Science Degree in Education from the University of Buffalo. From 1979 to 1990, Mr. Duval served as President and Chief Executive Officer of International Automated Machines, Inc., a manufacturer of single service and portion control condiments. From 1973 to 1979, he served as President and Chief Executive Officer of United Wild Rice, Inc. Prior to 1973, Mr. Duval held various sales and marketing management positions with Ralston Purina, Wm. Underwood Company and Scott Paper Company. Mr. Duval is a member of the Board of Directors' Audit Committee.

CARTER F. RANDOLPH, PH.D. - DIRECTOR

Dr. Randolph, age 41, was appointed as a Director of the Company on March 29, 1996. Since 1987, Dr. Randolph has been the President of The Randolph Company, Inc. where he is responsible for the management of pension plans, foundations and trusts. From 1989 to the present, Dr. Randolph has been Executive Vice President and Trustee of the Green Acres Foundation where he is responsible for management, including all aspects of organization and operation of the private nonprofit foundation. Dr. Randolph has experience in the areas of estate planning, tax planning, IRS audit management, investment management, real estate management, farm management and property management. Dr. Randolph currently serves on the Board of Directors of Cintech Tele-Management Systems, Inc. Dr. Randolph is a member of the Board of Directors' Audit Committee.

SIGNIFICANT EMPLOYEES

PHYLLIS J. THOMAS

Ms. Thomas, age 43, has been employed by the Company since November 1993 and currently is the national sales manager responsible for managing the Company's sales department, including the coordination of the regional sales personnel and managing the Company's marketing efforts. Ms. Thomas is a graduate of Ashland University with a Bachelor of Science Degree in Business Administration. Prior to working for the Company, Ms. Thomas was a promotion specialist for R.J.R. Nabisco from 1990 to 1993.

F. MICHAEL DEMETER

Mr. Demeter, age 46, a 1974 graduate of Wayne State University in Detroit, Michigan, with a Bachelor of Arts Degree. in Business Administration, was hired by the Company as the Director of Operations on February 27, 1997. From August 1988 to February, 1997, Mr. Demeter was the Vice President of Operations for Megas Beauty Care, Inc. (Division of American Safety Razor Company), a $100,000,000 manufacturer of private label health and beauty aids located in Cleveland, Ohio. In this capacity, Mr. Demeter directed a team of over 500 salaried and hourly employees. Mr. Demeter is APICS Certified Integrated Resource Management qualified.

FAMILY RELATIONSHIPS

Except for Mr. and Mrs Stearns, there are no family relationships among the directors and executive officers of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Not Applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

William C. Stearns, Sally A. Stearns, Frank E. Duval and Carter F. Randolph, Ph.D. failed to file their Forms 3 in a timely manner following the Company's initial public offering

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and person who beneficially own more than ten percent (10%) of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10.     EXECUTIVE COMPENSATION

SALARY COMPENSATION TABLE

The following table and notes set forth information regarding remuneration of the only officer of the Company whose total annual salary and bonus during the fiscal year ended April 30, 1997 exceeded $100,000:


----------------------------------------------------------------------------------------------------------
NAME OF INDIVIDUAL              FISCAL                                                       ALL OTHER
POSITION                         YEAR            SALARY ($)             BONUS ($)          COMPENSATION ($)
----------------------------------------------------------------------------------------------------------
William C. Stearns,              1997          $ 104,000.00            $      0.00           $ 123.00(1)
President                        1996          $ 127,500.00 (1)        $      0.00           $ 115.00(1)
                                 1995          $  66,500.00            $ 65,000.00           $ 115.00(1)
----------------------------------------------------------------------------------------------------------

(1) The Company carries and pays the premium on a "key man" life insurance policy on Sally A. Stearns in the amount of $500,000 and is entitled to eighty percent (80%) of the benefits of such a policy. Mr. Stearns is the other named beneficiary of this policy and is entitled to receive the remaining twenty percent (20%) of the benefits of such insurance policy. For the fiscal years ended April 30, 1997, 1996 and 1995, the premium value of this benefit to Mr. Stearns was $123.00, $115.00 and $115.00, respectively.

DIRECTORS COMPENSATION

Through April 30, 1997, the Directors of the Company received no cash compensation for serving on the Board of Directors, but were reimbursed reasonable expenses incurred in attending meetings. The Board of Directors voted and approved a resolution to compensate outside directors $1,000.00 per meeting of the Board of Directors effective June 13, 1997. The Company has agreed to grant warrants to each of the outside Directors for services rendered during a calendar year, on a pro rata basis for the actual time served as a Director during such calendar year, to purchase up to 5000 shares of Common Stock. The exercise price for such warrants shall be equal to the fair market value of such shares at the beginning of such calendar year, as determined by the Board of Directors. Frank E. Duval and Carter F. Randolph, Ph.D. received warrants to purchase 5,000 and 3,798 shares of Common Stock, respectively at an exercise price of $5.50 per share, on April 28, 1997 for services rendered in calendar year 1996.

STOCK OPTION PLAN

At the Company's Annual Meeting of Shareholders held on March 31, 1994, the Company adopted the 1994 Stock Option Plan (the "Plan"). The shares of Common Stock that may be issued upon the exercise of options granted under the Plan shall not exceed 275,000 shares in the aggregate. The options granted under the Plan may be designed as "incentive stock options" or "nonqualified stock options", at the discretion of the committee designated by the Board of Directors of the Company to administer the Plan. The exercise price of "nonqualified stock options" shall not be less than 100% of the fair market value of a share of Common Stock on the effective date of the grant. The option price for "incentive stock options" shall not be less than 110% of the fair market value of a share of Common Stock on the effective date of the grant. To date, the Company has not issued options to any of its officers, directors or employees under the Plan.


             [The remainder of this page intentionally left blank.]

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The following table sets forth certain information, so far as is known to management of the Company, regarding beneficial ownership of Common Stock held of record, as of July 8, 1997, by (i) each shareholder who owns beneficially more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group.


-----------------------------------------------------------------------------------------------------------------------------
    TITLE OF CLASS                 NAME AND ADDRESS OF                          AMOUNT AND                    PERCENTAGE OF
                                   BENEFICIAL OWNER(1)                          NATURE OF                         CLASS
                                                                                BENEFICIAL
                                                                                OWNERSHIP(2)
-----------------------------------------------------------------------------------------------------------------------------
Common Stock, no par               William C. Stearns                             682,016                         21.0%
value                              Director, President and
                                   Treasurer
-----------------------------------------------------------------------------------------------------------------------------
Common Stock, no par               Sally A. Stearns                               681,916                         21.0%
value                              Director, Vice President
                                   and Secretary
-----------------------------------------------------------------------------------------------------------------------------
Common Stock, no par               Frank E. Duval                                 120,000 (3)                      3.7%
value                              Director
-----------------------------------------------------------------------------------------------------------------------------
Common Stock, no par               Carter F. Randolph, Ph.D.                       71,352 (4)                      2.2%
value                              Director
-----------------------------------------------------------------------------------------------------------------------------
Common Stock, no par               John A. Chuprinko                                  640                          .02%
value                              Chief Financial Officer
-----------------------------------------------------------------------------------------------------------------------------
Common Stock, no par               All Directors and Officers                   1,555,924 (5)                     47.9%
value                              as a group (5 persons)

(1)  The address for all persons listed is 30 Paragon Parkway, Mansfield, Ohio 44903.

(2)  Unless otherwise indicated, the named shareholder has sole voting and investment power.

(3)  Includes 20,000 shares purchasable on exercise of currently exercisable warrants.

(4) Of such shares, 64,554 are beneficially owned by the Randolph Company, Inc., an Ohio corporation, of which Dr. Randolph owns 100% of its common shares. The Randolph Company, Inc. and, therefore, Dr. Randolph have full discretionary investment authority over such shares, including the right to vote and sell such shares. Includes 6,798 shares for which Dr. Randolph and his wife, Kathy, have shared voting and investment power. Includes 3,798 shares purchasable on exercise of currently exercisable warrants.

(5)  Includes 23,798 shares purchasable on exercise of currently exercisable warrants.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William C. Stearns, the President, Treasurer and a Director of the Company, owns a twin engine airplane which he regularly uses for Company business. The Company pays Corporate Flight Services, a sole proprietorship of Mr. Stearns, $500.00 per month and $210.00 per hour for the use of the airplane. During the fiscal years ended April 30, 1997 and 1996, Corporate Flight Services was paid $49,892.60 and $38,846.00, respectively, pursuant to this arrangement.

The Company carries and pays the premium for a "key man" life insurance policy on Mr. Stearns in the amount of $1,000,000, and as one of the named beneficiaries, the Company is entitled to ninety (90%) of the benefits of such policy. Sally A. Stearns is the other named beneficiary of Mr. Stearns' insurance policy and is entitled to ten percent (10%) of the benefits of such insurance policy. The Company also carries and pays the premium for a "key man" life insurance policy on Ms. Stearns, the Vice President, Secretary and a Director of the Company, in the amount of $500,000 and is entitled to eighty percent (80%) of the benefits of such policy. William C. Stearns is the other named beneficiary of Ms. Stearns' policy and is entitled to receive the remaining twenty percent (20%) of the benefits of such insurance policy.

Any future transactions between the Company and its officers, directors or shareholders owning five percent (5%) or more of the Common Stock will be on terms no less favorable to the Company than could be obtained from independent third parties.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

ARTICLES OF INCORPORATION AND BY-LAWS

Exhibit #3(a) -  Articles of Incorporation of Sal-Wan Corp. (filed 3/14/88)
                 (Note 1)

Exhibit #3(b) -  Certificate of Amendment (filed 1/17/90) (Note 1)

Exhibit #3(c) -  Certificate of Amendment (filed 9/4/90) (Note 1)

Exhibit #3(d) -  Certificate of Amendment (filed 3/12/92) (Note 1)

Exhibit #3(e) -  Certificate of Amendment (filed 4/30/92) (Note 1)

Exhibit #3(f) -  Certificate of Amendment (filed 5/2/94) (Note 1)

Exhibit #3(g) -  Amended Code of Regulations of Stearns & Lehman, Inc. (Note 1)

MATERIAL CONTRACTS

Exhibit #10(a) -    Industrial Lease, dated March 10, 1995 (Note 1)

Exhibit #10(b) -    Supplier Agreement, dated September 1, 1994 (Note 1)

Exhibit #10(c) -    Machinery Lease Agreement, dated August 1, 1993 (Note 1)

Exhibit #10(d) -    Madison Leasing Company (Equipment Lease Agreement) (Note 1)

Exhibit #10(e) -    Stearns & Lehman, Inc. 1994 Stock Option Plan (Note 1)

Exhibit #10(f) -    Description of agreement on outside directors compensation

Exhibit #10(g) -    Description of agreement pertaining to the Company's use of
                    William C. Stearns' airplane

Exhibit #10(h) -    Description of agreement pertaining to a "key man" life
                    insurance policies

Exhibit #10(i) -    Escrow Agreement, dated October 17, 1996, by and among
                    Stearns & Lehman, Inc., Quantum Capital Corp., dba
                    Diversified Capital Markets and First Knox National Bank
                    (Note 1)

Exhibit #10(j) -    Standard Form of Agreement Between Owner and Design/Builder
                    dated December 20, 1996 (Note 2)

Exhibit #10(k) -    Promissory Note and Business Loan Agreement (First Knox
                    National Bank - $400,000) dated December 2, 1996 (Note 2)

Exhibit #10(l) -    Promissory Note and Business Loan Agreement (First Knox
                    National Bank - $750,000) dated December 2, 1996 (Note 2)

Exhibit #10(m) -    Construction Loan Agreement (First Knox National Bank -
                    $750,000) dated December 2, 1996 (Note 2)

Exhibit #10(n) -    Stock Purchase Warrant No. 5, April 28, 1997, 5,000 Shares

Exhibit #10(o) -    Stock Purchase Warrant No. 6, April 28, 1997, 3,798 Shares

Exhibit #10(p) -    Warrant Certificate No. WA 17, (34,950 Shares Underwriter's
                    Warrants), April 28, 1997

Exhibit #10(q) -    Computer Software, Hardware and Consulting Services
                    Agreement dated June 9, 1997

Exhibit #10(r) -    License Agreement between Godiva Chocolatier, Inc. and
                    Stearns & Lehman, Inc. dated June 30, 1997

CONSENT OF EXPERTS AND COUNSEL

Exhibit #23 -       Consent of Independent Accountants (Coopers & Lybrand
                    L.L.P.)

FINANCIAL DATA SCHEDULE

Exhibit #27 -       Financial Data Schedule

ADDITIONAL EXHIBITS

Exhibit #99(a) -    Escrow and Subordination Agreement, effective May 4, 1992, by and between Stearns & Lehman, Inc., First Knox National
                    Bank and Williams C. Stearns, Sally A. Stearns and Richard
                    S. Patton (Note 1)

Exhibit #99(b) -    Form of Lock-Up Agreement, dated October 22, 1996, by and
                    among Sally A. Stearns and William C. Stearns and Quantum
                    Capital Corp. d/b/a Diversified Capital Markets. (Note 1)

Exhibit #99(c) -    Mutual Release Agreement by and between Bick Goss and Bruce
                    Saunders, Co-Trustees of the Earnie Parmentier Trust and
                    Stearns & Lehman dated July 9, 1997.


Note 1. Incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on the Form SB-1 filed with Commission on September 25, 1996 (File No. 333-4244-C).

Note 2. Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended January 31, 1997 filed with the Commission on March 14, 1997 (File No. 0-21879).

(b)  REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 29, 1997          STEARNS & LEHMAN, INC.
                               (Registrant)


                               /s/ William C. Stearns
                               ---------------------------
                               William C. Stearns
                               President, Director

In accordance with the Exchange Act, this report been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   July 29, 1997          /s/ William C. Stearns
                               ---------------------------
                               William C. Stearns
                               President, Director


Date:   July 29, 1997          /s/ John A. Chuprinko
                               ---------------------------
                               John A. Chuprinko
                               Chief Financial Officer


Date:   July 29, 1997          /s/ Sally A. Stearns
                               ---------------------------
                               Sally A. Stearns
                               Vice President, Director


Date:   July 29, 1997          /s/ Frank E. Duval
                               ---------------------------
                               Frank E. Duval
                               Director


Date:   July 29, 1997          /s/ Carter F. Randolph, Ph.D.
                               ---------------------------
                               Carter F. Randolph, Ph.D.
                               Director