Form 10KSB/A
period 1997-04-30
STEARNS & LEHMAN INC
filed 1997-08-12
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          ---------------------------



                                 FORM 10-KSB/A

                                Amendment No. 1


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

On September 1, 1994, the Company entered into a written private label supply agreement with Starbucks to develop and manufacture certain flavored coffee syrups. This agreement is an exclusive supplier agreement with Starbucks to supply defined flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. On April 30, 1997, Starbucks terminated this agreement and requested to operate on a month to month basis until a new agreement is signed. In order to meet the increased production and warehousing requirements, in March, 1995 the Company leased approximately 18,000 square foot of manufacturing and warehouse space near Seattle, Washington.

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

The Company currently has a written supply agreement lasting through July 1, 1997 with Starbucks. This exclusive supplier agreement details the manufacturing of flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. The price of the syrups are defined within the agreement, along with a mechanism for price increases associated with increased production costs. Under this agreement, payment for products are required to be made within 30 days upon receipt of invoice. Both the Company and Starbucks can cancel this agreement with 60 days written notice for price disagreements and Starbucks can cancel this agreement with 90 days written notice if the Company will not match a lower price from a competitor. On April 30, 1997, Starbucks terminated this agreement and requested to operate on a month to month basis until a new agreement is signed. As of July 8, 1997, both parties were negotiating a revised three year agreement. Both parties have agreed verbally on a revised agreement, however this has not been reduced to a written agreement and has not been executed by either party.


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


     On April 30, 1997, the customer terminated this agreement and requested to operate on a month to month basis until a new agreement is signed.


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

Date: August 12, 1997                   STEARNS & LEMAN, INC.
                                        (Registrant)


                                        /s/ William C. Stearns
                                        ---------------------------
                                        William C. Stearns
                                        President, Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 12, 1997                  /s/ William C. Stearns
                                        ---------------------------
                                        William C. Stearns
                                        President, Director


Date:  August 12, 1997                  /s/ John A. Chuprinko
                                        ---------------------------
                                        John A. Chuprinko
                                        Chief Financial Officer


Date:  August 12, 1997                  /s/ Sally A. Stearns
                                        ---------------------------
                                        Sally A. Stearns
                                        Vice President, Director


Date:  August 12, 1997                  /s/ Frank E. Duval
                                        ---------------------------
                                        Frank E. Duval
                                        Director


Date:  August 12, 1997                  /s/ Carter F. Randolph, Ph.D.
                                        -----------------------------
                                        Carter F. Randolph, Ph.D.
                                        Director