Form 10QSB
period 1997-07-31
STEARNS & LEHMAN INC
filed 1997-09-15
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

    For the quarterly period ended July 31, 1997

OR

    Transaction report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

    For the transition period from                   to
                                   -----------------    -----------------

                                   ----------

                           COMMISSION FILE NO. 0-21879

                                   ----------

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

As of September 5, 1997, 3,226,752 common shares, no par value, were outstanding. Transition Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
BALANCE SHEETS
July 31, 1997 , April 30, 1997 and July 31, 1996

                                 ASSETS                                     JULY 31,        APRIL 30,       JULY 31,
                                                                              1997            1997            1996
                                                                           (UNAUDITED)                     (UNAUDITED)
Current assets:
   Cash and cash equivalents                                               $   64,018      $  730,833      $   51,557
   Trade accounts receivable, net of allowance for doubtful
         accounts of $44,520, $46,000 and $45,845 as of
         July 31, 1997, April 30, 1997 and July 31, 1996, respectively      1,085,474         884,459         716,648
   Inventory                                                                1,333,531       1,239,671       1,207,240
   Prepaid and other                                                           55,182          75,639          47,505
   Deferred income taxes                                                       17,757          25,999
                                                                           ----------      ----------      ----------

      Total current assets                                                  2,555,962       2,956,601       2,022,950
                                                                           ----------      ----------      ----------

Property and equipment:
   Land                                                                        80,848          80,848          74,653
   Construction in progress                                                         0         941,199          97,721
   Machinery and equipment                                                  1,580,702       1,412,061       1,329,723
   Office equipment                                                           254,325         213,140         193,977
   Building improvements                                                       91,716          91,716          91,716
   Buildings                                                                1,723,978         137,734         137,734
   Leasehold improvements                                                       9,434          43,003          43,003
   Tooling                                                                     65,557          59,344          25,851
   Vehicles                                                                    36,964          36,964          25,332
                                                                           ----------      ----------      ----------

                                                                            3,843,524       3,016,009       2,019,710

         Less: accumulated depreciation                                      (793,159)       (780,538)       (646,006)
                                                                           ----------      ----------      ----------

      Net property and equipment                                            3,050,365       2,235,471       1,373,704
                                                                           ----------      ----------      ----------

Goodwill                                                                      429,560         441,833         530,079
Cash surrender value of life insurance                                         34,384          23,611          19,647
Trademarks and patents                                                          4,386           4,560           5,083
Deferred stock offering costs                                                  60,632
Deferred income taxes                                                          73,685          75,973
Other assets                                                                   38,814          42,313          62,913
                                                                           ----------      ----------      ----------

      Total assets                                                         $6,187,156      $5,780,362      $4,075,008
                                                                           ==========      ==========      ==========

CONTINUED

STEARNS & LEHMAN, INC.
BALANCE SHEETS, CONTINUED

                                                               JULY 31,        APRIL 30,       JULY 31,
                                                                 1997            1997            1996
                  LIABILITIES AND SHAREHOLDERS' EQUITY        (UNAUDITED)                     (UNAUDITED)
Current liabilities:
   Accounts payable                                           $1,088,248      $  801,672      $  690,583
   Accrued expenses                                              174,191         239,275         203,598
   Current portion of notes payable                               39,714         107,708
   Current portion of capital lease obligations                    9,270           9,827          14,738
   Subordinated convertible notes                                300,000
                                                              ----------      ----------      ----------

       Total current liabilities                               1,311,423       1,050,774       1,316,627
                                                              ----------      ----------      ----------

Notes payable, net of current portion                            110,286         385,418
Capital lease obligations, net of current portion                  2,256           9,270
                                                              ----------      ----------      ----------

      Total long-term liabilities                                110,286           2,256         394,688
                                                              ----------      ----------      ----------

      Total liabilities                                        1,421,709       1,053,030       1,711,315
                                                              ----------      ----------      ----------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares
          authorized, 3,230,052, 3,230,052 and 2,829,422
          issued and 3,226,752, 3,226,752 and 2,826,122
          outstanding as of July 31, 1997, April 30, 1997
          and July 31, 1996, respectively                          3,563           3,563           3,120
   Additional paid-in capital                                  5,091,920       5,091,920       3,183,347
   Accumulated deficit                                          (316,836)       (354,951)       (809,574)
                                                              ----------      ----------      ----------

                                                               4,778,647       4,740,532       2,376,893

            Less treasury shares, at cost (3,300 shares)         (13,200)        (13,200)        (13,200)
                                                              ----------      ----------      ----------

      Total shareholders' equity                               4,765,447       4,727,332       2,363,693
                                                              ----------      ----------      ----------

      Total liabilities and shareholders' equity              $6,187,156      $5,780,362      $4,075,008
                                                              ==========      ==========      ==========

The accompanying notes are an integral part of the financial statements.

STEARNS &  LEHMAN, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
for the three months ended July 31, 1997 and 1996

                                                    1997            1996
Sales                                            $1,908,991      $1,340,638
Cost of sales                                     1,440,283       1,011,355
                                                 ----------      ----------

      Gross profit                                  468,708         329,283

Selling, general and administrative expenses        428,150         361,255
                                                 ----------      ----------

Income (loss) from operations                        40,558         (31,972)
                                                 ----------      ----------

Other income (expense), net:
   Interest expense                                  (1,087)        (19,696)
   Interest income                                   12,073
   Other, net                                        (2,499)           (683)
                                                 ----------      ----------

                                                      8,487         (20,379)
                                                 ----------      ----------

Net income (loss) before income tax expense          49,045         (52,351)

   Income tax expense:
      Current                                           400
      Deferred                                       10,530
                                                 ----------      ----------

      Total income tax  expense                      10,930               0
                                                 ----------      ----------

   Net income (loss)                             $   38,115      $  (52,351)
                                                 ==========      ==========

Earnings (loss) per share                        $     0.01      $    (0.02)
                                                 ==========      ==========

Weighted average shares outstanding               3,226,752       2,825,399
                                                 ==========      ==========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the year ended April 30, 1997 and the three months ended July 31, 1997

                                                                 ADDITIONAL                                  TOTAL SHARE-
                                     COMMON         COMMON        PAID-IN       ACCUMULATED     TREASURY        HOLDERS'
                                     SHARES         STOCK         CAPITAL         DEFICIT        STOCK          EQUITY
Balance at April 30, 1996           2,824,372      $  3,118      $3,178,099      $(757,223)     $(13,200)     $2,410,794

   Net Income                                                                      402,272                       402,272

   Repurchase and retirement of
      common stock                        (95)                         (664)                                        (664)

   Conversion of debentures to
      common stock                     48,230            53         264,947                                      265,000

   Issuance of common stock           354,245           392       1,649,538                                    1,649,930
                                    ---------      --------      ----------      ---------      --------      ----------

Balance at April 30, 1997           3,226,752         3,563       5,091,920       (354,951)      (13,200)      4,727,332

   Net Income                                                                       38,115                        38,115

                                    ---------      --------      ----------      ---------      --------      ----------

Balance at July 31, 1997            3,226,752      $  3,563      $5,091,920      $(316,836)     $(13,200)     $4,765,447
                                    =========      ========      ==========      =========      ========      ==========

The accompanying notes are an integral part of the financial statements

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
for the three months ended July 31, 1997 and 1996

                                                                   1997            1996
Cash flows from operating activities:
   Net income (loss)                                             $  38,115      $ (52,351)
   Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
         Depreciation and amortization                              63,032         63,961
         Loss on the sale of property and equipment                  1,571
         Deferred income taxes                                      10,530
         Changes in assets and liabilities:
            Trade accounts receivable                             (201,015)      (131,982)
            Inventory                                              (93,860)       (74,692)
            Prepaid expenses and other                              20,457          2,003
            Accounts payable                                       286,576        205,175
            Accrued expenses                                       (65,084)       (24,448)
                                                                 ---------      ---------

         Net cash provided by (used in) operating activities        60,322        (12,334)
                                                                 ---------      ---------

   Cash flows from investing activities:
      Purchase of property and equipment                          (864,551)       (22,752)
      Sale of property and equipment                                 1,000
      Cash surrender value of life insurance, net                  (10,773)
                                                                 ---------      ---------

         Net cash used in investing activities                    (874,324)       (22,752)
                                                                 ---------      ---------

   Cash flows from financing activities:
      Net borrowing under construction loan agreement              150,000
      Principal payments on notes payable and capital leases        (2,813)       (31,657)
      Deferred capital stock offering costs                                       (10,158)
      Net proceeds from issuance of common stock                                    5,250
                                                                 ---------      ---------

         Net cash provided by (used in) financing activities       147,187        (36,565)
                                                                 ---------      ---------

   Net decrease in cash and cash equivalents                      (666,815)       (71,651)

   Cash and cash equivalents, beginning of year                    730,833        123,208
                                                                 ---------      ---------

            Cash and cash equivalents, end of period             $  64,018      $  51,557
                                                                 =========      =========

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the three months ended July 31, 1997 and 1996

                                                           1997       1996
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                             $331     $ 19,352
                                                           ====     ========

Supplemental schedule of noncash financing activities:
   Conversion of line of credit to note payable                     $350,000
                                                           ====     ========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The financial statements as of and for the three months ended July 31, 1997 and 1996 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1997 and April 30, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.  LINES OF CREDIT:

         On August 7, 1997, the Company modified its Construction and Business Loan Agreement with a bank for $750,000 for financing of a manufacturing and office facility. The terms of this modified agreement changed the original first payment date from August 2, 1997 to October 31, 1997. This change was made to accommodate the delay in the completion of construction of the facility. As of July 31, 1997 the Company had borrowed $150,000 against this Construction and Business Loan.

3.  MANUFACTURING AND OFFICE FACILITY:

         On November 27, 1996, the Company entered into an agreement to construct a 50,000 square foot manufacturing and office facility. As of July 31, 1997, the construction of the facility was approximately 95% complete. The facility was substantially completed as of August 16, 1997.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


4.  INCOME TAXES:

The components of the net deferred tax asset at July 31, 1997, April 30, 1997 and July 31, 1996 are as follows:

                                         JULY 31,      APRIL 30,      JULY 31,
                                           1997          1997           1996
Deferred tax assets:
   Net operating loss carryforwards     $ 306,869      $ 315,982      $ 430,117
   Accrued expenses                         7,842         26,782         26,600
   Other                                    1,925          1,763          1,440
   Allowance for doubtful accounts         16,918         17,480         17,421

                                        ---------      ---------      ---------
      Gross deferred tax assets           333,554        362,007        475,578

Deferred tax liabilities:
   Property and equipment                 134,641        134,652        107,708
                                        ---------      ---------      ---------

      Net deferred tax asset before
         valuation allowance              198,913        277,355        367,870

Valuation allowance                      (107,471)      (125,383)      (367,870)
                                        ---------      ---------      ---------

      Net deferred tax asset            $  91,442      $ 101,972      $       0
                                        ---------      ---------      ---------

         A valuation allowance of $91,442 as of July 31, 1997 was recorded against the net deferred tax assets due to the potential uncertainty of their recoverability in future years. The valuation allowance was reduced since April 30, 1997 primarily to the utilization of net operating loss carryforwards. As of July 31, 1996, a valuation allowance had been provided against the full amount of the net deferred tax asset due to uncertainty regarding their recoverability at that time.

5.  SUPPLIER AGREEMENT:

         On September 1, 1997, the Company renewed an agreement to supply a customer with a product at specified prices. The agreement is effective September 1, 1997, with an initial term of two years, expiring on August 31, 1999.

         The agreement shall terminate at the end of the initial term if written notice to terminate

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

         is given by either party at least sixty (60) days prior to the last day of the initial term. Otherwise, following the initial term, the agreement shall renew and continue from year to year until canceled upon thirty (30) days written notice by either party.

6.  ROYALTY COMMITMENTS:

         As a result of the purchase acquisition of Select Origins, Inc., the Company was required to pay royalty payment for sales of the Gran'Mere's brand name. The required payments are the greater of $35,000 or 5% of gross sales for the calendar years ended December 31, 1995 and 1996, 3% of gross sales for the calendar years 1997, 1998 and 1999 and 2% of gross sales for calendar years 2000 through 2016. Accordingly, the Company accrued $70,479 and $70,000 at April 30, 1997 and July 31, 1996, respectively. As of July 9, 1997, the Company reached an agreement to return the rights of the Gran'Mere's brand name to the owners for a payment of $50,000. The agreement allows the Company to continue to sell existing inventory until September 22, 1997. Management of the Company believes that the remaining accrued expense of $20,479 will be sufficient to cover the disposition of remaining inventory after September 22, 1997.

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

GENERAL
-------

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

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 43 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks "), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Flagstar Cos. Inc.'s Denny's Restaurant, Gloria Jeans Gourmet coffee, Godiva Chocolatier, Inc., Kraft General Foods, Krups, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

PLAN OF OPERATION

The Company's plans, for the fiscal year ending April 30, 1998, included increasing market penetration of the DOLCE(R) and The Godiva Chocolatier Cafe' Godiva brands of flavoring syrups, initiating production of and developing the market for the DiNATURA(R) premium natural flavored syrups, moving into its new manufacturing, warehouse and executive office facility, installing a new manufacturing and business computer system and enhancing revenue growth through strategic acquisitions.

During the quarter ended July 31, 1997, the Company completed moving its executive offices, warehouse operations and the production of flavoring based products into its new manufacturing warehouse and executive office facility. The remaining production lines were moved during the month of August 1997 after the new facility was substantially completed.

The Company intends to enhance the distribution of the DOLCE(R) brand of flavoring syrups by entering into master distributor relationships with large, financially sound organizations that have the resources to readily market the Company's products and order and receive product in larger quantities. As of September 5, 1997, the Company has 9 master distributors covering 12 states.

The Company's view is that the flavoring syrup market is weak in brand name recognition. As a result, the Company initiated efforts to obtain partnering arrangements that enhance the brand name recognition of its products in addition to providing value services to the partnering entity. Currently, the Company has entered into a written agreement with Godiva Chocolatier, Inc. for the use of the Godiva Chocolatier Cafe' Godiva brand name. As of July 31, 1997, the Company's sales of Godiva Chocolatier Cafe' Godiva brand name syrups have been small but interest has been high and sales are expected to improve after the summer and fall industry trade shows. On June 20, 1997, the Company entered into a verbal agreement with Darden Restaurants Inc. for use of The Olive Garden Signature Syrups brand name. However, the Company is still negotiating with Darden Restaurants Inc. to reduce this verbal agreement to writing. The Company cannot anticipate when, or if, this verbal agreement can be reduced to writing. Efforts to start producing The Olive Garden Signature Syrups brand name are on hold, awaiting the finalization of a written agreement.

The Company's planned DiNATURA(R) premium natural flavored syrups rounds out the Company's flavoring syrup line. This product, intended to be the "best in the class", will enable the Company to cover all segments of the flavoring syrup market. It is anticipated that this product line coverage will eliminate the need for distribution channels to handle products from competitors. As of September 5, 1997, the packaging has been finalized, all production tooling is on order and development of final flavor profiles continue. Due to delays encountered with the tooling manufacturers, production of the DiNATURA(R) premium natural flavored syrups is now expected in either the third or fourth quarter of the Company's fiscal year. The Company anticipates an additional capital expenditure of approximately $65,000 to start production of the DiNATURA(R) premium natural flavored syrups.

The installation of a year 2000 compliant manufacturing and business computer system started during the month of August 1997. The startup of the general ledger, accounts payable and payroll modules is scheduled for October 1, 1997 with the remaining modules to be implemented by the end of the Company's fiscal year. This system should enable the Company to reduce inventory carrying costs, improve production planning and customer deliveries and allow significant improvements in product and customer profitability analysis. The Company anticipates additional expenditures of approximately $100,000 for additional computer components and installation costs.

The Company's plans also include evaluating and proceeding with strategic acquisitions to enhance revenue growth. Financing for acquisitions is expected to be in the form of notes payable with First Knox National Bank and with the principals of the acquired entities. It is expected that strategic acquisitions will add volume and will compliment the Company's existing product lines.

SELECTED SUMMARY FINANCIAL INFORMATION

QUARTERLY INFORMATION FOR THE                   1ST            4TH            3RD            2ND            1ST
SPECIFIED QUARTERS WITHIN INDICATED           QUARTER        QUARTER        QUARTER        QUARTER        QUARTER
FISCAL YEARS ("FY")                           FY 1998        FY 1997        FY 1997        FY 1997        FY 1997
CURRENT ASSETS                               $2,555,962     $2,956,601     $3,762,852     $2,635,424     $2,022,950

TOTAL ASSETS                                 $6,187,156     $5,780,362     $5,987,157     $4,630,923     $4,075,008

CURRENT LIABILITIES                          $1,311,423     $1,050,774     $1,507,068     $1,674,796     $1,316,627

TOTAL LIABILITIES                            $1,421,709     $1,053,030     $1,540,377     $2,039,851     $1,711,315

SHAREHOLDERS' EQUITY                         $4,765,447     $4,727,332     $4,446,780     $2,591,072     $2,363,693

TOTAL SALES                                  $1,908,991     $1,888,778     $2,034,609     $2,117,080     $1,340,638

COST OF GOODS SOLD                           $1,440,283     $1,433,659     $1,475,180     $1,512,394     $1,011,355

SELLING, GENERAL AND ADMINISTRATIVE          $  428,150     $  412,495     $  406,794     $  408,321     $  361,255
EXPENSES

NET INCOME (LOSS)                            $   38,115     $   15,578     $  211,666     $  227,379     $ (52,351)

EARNINGS (LOSS) PER SHARE                    $     0.01     $     0.00     $     0.07     $     0.08     $   (0.02)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
-----------------------------------------------------------------------

Net sales for the three months ended July 31, 1997 and 1996 were $1,908,991 and $1,340,638, respectively, which represents a 42.4% increase. For the three months ended July 31, 1997, private label sales increased by 52.4% and the net sales of other Company products increased by 48.6%, while DOLCE(R) brand products decreased by 5% compared to the three months ended July 31, 1996. Private label, DOLCE(R) brand products, and other Company products represented 71.7%, 15.2% and 13.1% of gross sales, respectively, for the three months ended July 31, 1997. The increase in private label sales was the result of strong sales growth by several of the Company's private label customers. DOLCE(R) brand products' sales decreased primarily as a result of a large 50 ml bottle gift pack customer order that the Company filled in July 1996 that was not repeated in the current fiscal year. The loss of this gift pack order offset gains made in the sales of DOLCE(R) brand products as a result of the Company's master distributor program. The net sales of other Company products increased primarily due to sales to a large Flavor-Mate(R) customer that was lost in January, 1996 and regained in January 1997.

The increase in sales volume in the three months ended July 31, 1997 permitted the Company to better utilize its manufacturing facilities, however, inefficiencies caused during the move of the flavoring based product production lines resulted in cost of sales, as a percentage of net sales, remaining the same at 75.4% for the three months ended July 31, 1997 and 1996, respectively. Cost of sales increased by $428,928 for the three months ended July 31, 1997 compared to the three months ended July 31, 1996. This increase primarily was a result of higher raw material costs and higher sales volume, resulting in increased material, freight-in, labor, and plant supply costs. The increase in cost of sales in the three months ended July 31, 1997 was also the result of increased depreciation and utility costs. These increases were partially offset by decreased tooling costs as a result of fewer new private label customers in the three months ended July 31, 1997 compared to the same period in the previous year.

Selling, general and administrative expenses increased by 18.5% or $66,895 for the three months ended July 31, 1997 compared to the three months ended July 31, 1996. This increase resulted from increased participation in trade shows, magazine advertising, promotional costs, outside professional auditing and legal services, travel costs, insurance expense, and additional marketing personnel. These increases were offset by decreases in telephone expense, postage expense and shareholder relations costs. Selling, general and administrative expenses, as a percentage of net sales, decreased to 22.4% compared to 26.9% for the three months ended July 31, 1997 and 1996, respectively.

Interest expense for the three months ended July 31, 1997 decreased by $18,609 compared to the three months ended July 31, 1996. The decrease primarily reflects bank borrowings that were paid in full on November 6, 1996.

The Company recorded a deferred income tax expense of $10,530 for the three months ended July 31, 1997. This expense was associated with the anticipated usage of the net operating loss carryforwards as a result of taxable income and the reversal of temporary differences for the three months ended July 31, 1997.

As a result of the foregoing, the Company reported net income of $38,115, or $0.01 per weighted average number of the common shares of the Company (the "Common Stock") outstanding, for the three months ended July 31, 1997 compared to a net (loss) of ($52,351), or ($0.02) per weighted average number of Common Stock outstanding, for the three months ended July 31, 1996. The weighted average number of Common Stock outstanding increased to 3,226,752 for the current three month period compared to 2,825,399 for the comparable three month period last year. The increase primarily reflects increased shares outstanding as a result of the Company's Common Stock offering, warrants exercised, conversion of subordinated debt into Common Stock and treasury stock sold.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, Earnings Per Share (Opinion 15). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior EPS data presented after the effective date.

The Company will adopt SFAS No. 128 effective with the issuance of its third quarter results for the fiscal year ending April 30, 1998. Per share data calculated in accordance with this pronouncement for the year ended April 30, 1997 and for the three months ended July 31, 1997 and 1996, are consistent with the current disclosures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On July 31, 1997, the Company's working capital was $1,244,539 with a working capital ratio of 1.95 to 1. The working capital and working capital ratio for the quarters ended April 30, 1997, January 31, 1997, October 31, 1996, July 31, 1996 and April 30, 1996 were $1,905,827 and 2.81 to 1, $2,255,784 and 2.50 to 1,
$960,628 and 1.57 to 1, $706,323, and 1.54 to 1, and $472,186 and 1.33 to 1,
respectively. The decrease in working capital for the three months ended July 31, 1997 was primarily a result of the Company's construction of the Company's new manufacturing, warehouse and executive office facility in Mansfield, Ohio.

The Company's operating activities, for the three months ended July 31, 1997, provided net cash of $60,322. The Company used $864,551 to acquire equipment and to construct a new manufacturing and office facility in Mansfield, Ohio. The Company also increased its investment in life insurance policies by $10,773, and used $2,813 to make principal payments on capital leases. The Company received $151,000 from borrowing under a construction loan agreement and from the sale of equipment. Consequently, during this period, cash and cash equivalents decreased $666,815. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

For the three months ended July 31, 1997 compared to the three months ended July 31, 1996, the Company has experienced an inflationary increase in the cost of one of its principal raw materials. The Company has raised the selling price of its products to cover this cost increase.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

(A)      None

(B)      None

(C)      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit #10(a) - MODIFICATION AGREEMENT dated August 25, 1997

Exhibit #10(b) - SUPPLIER AGREEMENT dated September 1, 1997

Exhibit #27 - Financial Data Schedule

(B)  REPORTS ON FORM 8-K

None


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   September 15, 1997                   STEARNS & LEHMAN, INC.
                                                  (Registrant)

                                             /s/ William C. Stearns
                                             ----------------------------------
                                             William C. Stearns
                                             President


                                             /s/ John A. Chuprinko
                                             ----------------------------------
                                             John A. Chuprinko
                                             Chief Financial Officer
                                             (Principal Accounting Officer)