Form 10QSB
period 1997-10-31
STEARNS & LEHMAN INC
filed 1997-12-15
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

      For the quarterly period ended October 31, 1997

OR

      Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                  to
                                     ----------------     ----------------

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

As of December 10, 1997, 3,272,665 common shares, no par value, were outstanding. Transition Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
BALANCE SHEETS
October 31, 1997 , April 30, 1997 and October 31, 1996

                              ASSETS                                OCTOBER 31,       APRIL 30,       OCTOBER 31,
                                                                       1997             1997             1996
                                                                    (UNAUDITED)                       (UNAUDITED)
Current assets:
   Cash and cash equivalents                                        $  180,513       $  730,833       $   74,186
   Trade accounts receivable, net of allowance for doubtful
         accounts of $49,512, $46,000 and $46,927 as of
         October 31, 1997, April 30, 1997 and October 31, 1996       1,190,934          884,459        1,148,253
   Inventory                                                         1,294,425        1,239,671        1,293,843
   Prepaid and other                                                    40,748           75,639           73,542
   Deferred income taxes                                                40,523           25,999           45,600
                                                                    ----------       ----------       ----------

      Total current assets                                           2,747,143        2,956,601        2,635,424
                                                                    ----------       ----------       ----------

Property and equipment:
   Land                                                                 80,848           80,848           74,653
   Construction in progress                                                  0          941,199           97,721
   Machinery and equipment                                           1,621,248        1,412,061        1,345,692
   Office equipment                                                    348,650          213,140          196,621
   Building improvements                                                91,716           91,716           91,716
   Buildings                                                         1,896,356          137,734          137,734
   Leasehold improvements                                                9,434           43,003           43,003
   Tooling                                                              66,425           59,344           35,517
   Vehicles                                                             36,964           36,964           25,332
                                                                    ----------       ----------       ----------

                                                                     4,151,641        3,016,009        2,047,989

         Less: accumulated depreciation                               (854,336)        (780,538)        (689,782)
                                                                    ----------       ----------       ----------

      Net property and equipment                                     3,297,305        2,235,471        1,358,207
                                                                    ----------       ----------       ----------

Goodwill                                                               417,287          441,833          466,379
Cash surrender value of life insurance                                  34,352           23,611           26,020
Trademarks and patents                                                   4,212            4,560            4,908
Deferred stock offering costs                                           13,722                            83,558
Deferred income taxes                                                   89,594           75,973
Other assets                                                            35,316           42,313           56,427
                                                                    ----------       ----------       ----------

      Total assets                                                  $6,638,931       $5,780,362       $4,630,923
                                                                    ==========       ==========       ==========

CONTINUED

STEARNS & LEHMAN, INC.
BALANCE SHEETS, CONTINUED

                                                                           OCTOBER 31,       APRIL 30,       OCTOBER 31,
                                                                              1997             1997             1996
                LIABILITIES AND SHAREHOLDERS' EQUITY                       (UNAUDITED)                       (UNAUDITED)
Current liabilities:
   Accounts payable                                                        $  722,286       $  801,672       $1,016,393
   Accrued expenses                                                           174,017          239,275          238,123
   Current portion of notes payable                                            49,141                           107,842
   Current portion of capital lease obligations                                 6,640            9,827           12,438
   Subordinated convertible notes                                                                               300,000
                                                                           ----------       ----------       ----------

       Total current liabilities                                              952,084        1,050,774        1,674,796
                                                                           ----------       ----------       ----------

Notes payable, net of current portion                                         694,642                           358,415
Capital lease obligations, net of current portion                                                2,256            6,640
                                                                           ----------       ----------       ----------

      Total long-term liabilities                                             694,642            2,256          365,055
                                                                           ----------       ----------       ----------

      Total liabilities                                                     1,646,726        1,053,030        2,039,851
                                                                           ----------       ----------       ----------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized,
          3,230,052, 3,230,052 and 2,829,422 issued and 3,226,752,
          3,226,752 and 2,826,122 outstanding as of October 31, 1997,
          April 30, 1997 and October 31, 1996, respectively                     3,563            3,563            3,120
   Additional paid-in capital                                               5,091,920        5,091,920        3,183,347
   Accumulated deficit                                                        (90,078)        (354,951)        (582,195)
                                                                           ----------       ----------       ----------

                                                                            5,005,405        4,740,532        2,604,272

            Less treasury shares, at cost (3,300 shares)                      (13,200)         (13,200)         (13,200)
                                                                           ----------       ----------       ----------

      Total shareholders' equity                                            4,992,205        4,727,332        2,591,072
                                                                           ----------       ----------       ----------

      Total liabilities and shareholders' equity                           $6,638,931       $5,780,362       $4,630,923
                                                                           ==========       ==========       ==========

The accompanying notes are an integral part of the financial statements.

STEARNS &  LEHMAN, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
for the three months ended October 31, 1997 and 1996

                                                     1997             1996
Sales                                             $2,491,263       $2,117,080
Cost of sales                                      1,848,863        1,512,393
                                                  ----------       ----------

      Gross profit                                   642,400          604,687

Selling, general and administrative expenses         439,664          408,321
                                                  ----------       ----------

Income from operations                               202,736          196,366
                                                  ----------       ----------
Other income (expense), net:
   Interest expense                                  (10,502)         (19,161)
   Interest income                                       (31)           3,794
   Other, net                                           (620)           3,180
                                                  ----------       ----------
                                                     (11,153)         (12,187)
                                                  ----------       ----------
Net income before income tax expense                 191,583          184,179

   Income tax expense (benefit):
      Current                                          3,500            2,400
      Deferred                                       (38,675)         (45,600)
                                                  ----------       ----------
      Total income tax expense (benefit)             (35,175)         (43,200)
                                                  ----------       ----------

   Net income                                     $  226,758       $  227,379
                                                  ==========       ==========

Earnings per share                                     $0.07            $0.08
                                                  ==========       ==========

Weighted average shares outstanding                3,226,752        2,826,123
                                                  ==========       ==========

The accompanying notes are an integral part of the financial statements.

STEARNS &  LEHMAN, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
for the six months ended October 31, 1997 and 1996

                                                     1997             1996
Sales                                             $4,400,254       $3,457,718
Cost of sales                                      3,289,146        2,523,748
                                                  ----------       ----------
      Gross profit                                 1,111,108          933,970

Selling, general and administrative expenses         867,813          769,576
                                                  ----------       ----------

Income from operations                               243,295          164,394
                                                  ----------       ----------
Other income (expense), net:
   Interest expense                                  (11,590)         (38,858)
   Interest income                                    12,043            3,794
   Other, net                                         (3,120)           2,498
                                                  ----------       ----------
                                                      (2,667)         (32,566)
                                                  ----------       ----------

Net income before income tax expense                 240,628          131,828

   Income tax expense (benefit):
      Current                                          3,900            2,400
      Deferred                                       (28,145)         (45,600)
                                                  ----------       ----------
      Total income tax  expense (benefit)            (24,245)         (43,200)
                                                  ----------       ----------

   Net income                                     $  264,873       $  175,028
                                                  ==========       ==========

Earnings per share                                $     0.08       $     0.06
                                                  ==========       ==========

Weighted average shares outstanding                3,226,752        2,825,761
                                                  ==========       ==========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the year ended April 30, 1997 and the six months ended October 31, 1997

                                    NUMBER OF                     ADDITIONAL                                         TOTAL SHARE-
                                     COMMON          COMMON        PAID-IN          ACCUMULATED       TREASURY         HOLDERS'
                                     SHARES          SHARES        CAPITAL            DEFICIT          STOCK            EQUITY
Balance at April 30, 1996           2,824,372        $3,118       $3,178,099         ($757,223)       ($13,200)       $2,410,794

   Net Income                                                                          402,272                           402,272

   Repurchase and retirement of
      common shares                       (95)                          (664)                                               (664)

   Conversion of debentures to
      common shares                    48,230            53          264,947                                             265,000

   Issuance of common shares          354,245           392        1,649,538                                           1,649,930
                                    ---------        ------       ----------         ---------        --------        ----------

Balance at April 30, 1997           3,226,752         3,563        5,091,920          (354,951)        (13,200)        4,727,332

   Net Income                                                                          264,873                           264,873

                                    ---------        ------       ----------         ---------        --------        ----------

Balance at October 31, 1997         3,226,752        $3,563       $5,091,920          ($90,078)       ($13,200)       $4,992,205
                                    =========        ======       ==========         =========        ========        ==========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
for the six months ended October 31, 1997 and 1996

                                                                      1997             1996
Cash flows from operating activities:
   Net income                                                     $   264,873       $ 175,028
   Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
         Bad debt expense                                              10,000           1,569
         Depreciation and amortization                                140,154         127,066
         Loss on the sale of property and equipment                     1,571              86
         Deferred income taxes                                        (28,145)        (45,600)
         Changes in assets and liabilities:
            Trade accounts receivable                                (316,475)       (565,157)
            Inventory                                                 (54,754)       (161,295)
            Prepaid expenses and other                                 34,891         (24,034)
            Accounts payable                                         (146,761)        530,986
            Accrued expenses                                          (65,258)         10,078
                                                                  -----------       ---------

         Net cash provided by (used in) operating activities         (159,904)         48,727
                                                                  -----------       ---------

   Cash flows from investing activities:
      Purchase of property and equipment                           (1,105,293)        (56,331)
      Sale of property and equipment                                    1,000           3,500
      Cash surrender value of life insurance, net                     (10,741)         (6,374)
      Proceeds from purchase price adjustment                                          52,746
                                                                  -----------       ---------

         Net cash used in investing activities                     (1,115,034)         (6,459)
                                                                  -----------       ---------

   Cash flows from financing activities:
      Net borrowing under construction loan agreement                 750,000
      Principal payments on notes payable and capital leases          (11,660)        (63,456)
      Deferred capital stock offering costs                           (13,722)        (33,084)
      Net proceeds from issuance of common stock                                        5,250
                                                                  -----------       ---------

         Net cash provided by (used in) financing activities          724,618         (91,290)
                                                                  -----------       ---------

   Net decrease in cash and cash equivalents                         (550,320)        (49,022)

   Cash and cash equivalents, beginning of year                       730,833         123,208
                                                                  -----------       ---------

            Cash and cash equivalents, end of period              $   180,513       $  74,186
                                                                  ===========       =========

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the six months ended October 31, 1997 and 1996

                                                              1997        1996
Supplemental disclosure of cash flow information:
  Progress billings accrued but not paid for:
     Construction of manufacturing and office facility      $67,375
                                                            =======

  Cash paid during the period for:
     Interest                                               $11,590     $ 38,753
                                                            =======     ========

Supplemental schedule of noncash financing activities:
  Conversion of line of credit to note payable                          $350,000
                                                                        ========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The financial statements as of and for the six months ended October 31, 1997 and 1996 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1997 and April 30, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.  INCOME TAXES:

         The components of the net deferred tax asset at October 31, 1997, April 30, 1997 and October 31, 1996 are as follows:

                                                 OCTOBER 31,    APRIL 30,       OCTOBER 31,
                                                    1997          1997             1996
         Deferred tax assets:
            Net operating loss carryforwards      $236,176      $ 315,982       $ 430,117
            Accrued expenses                         7,842         26,782          26,600
            Other                                    1,925          1,763           1,440
            Allowance for doubtful accounts         18,815         17,480          17,832
                                                  --------      ---------       ---------

               Gross deferred tax assets           264,758        362,007         475,989

         Deferred tax liabilities:
            Property and equipment                 134,641        134,652         107,708
                                                  --------      ---------       ---------

               Net deferred tax asset before
                  valuation allowance              130,117        227,355         368,281

         Valuation allowance                             0       (125,383)       (368,281)
                                                  --------      ---------       ---------

               Net deferred tax asset             $130,117      $ 101,972       $       0
                                                  --------      ---------       ---------

         A valuation allowance of $101,972 as of April 30, 1997 was recorded against the net deferred tax assets due to the potential uncertainty of their recoverability in future years. The valuation allowance was eliminated as of October 31, 1997 as continued profitability has

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

         reduced the potential uncertainty of the utilization of net operating loss carryforwards. As of October 31, 1996, a valuation allowance had been provided against the full amount of the net deferred tax asset due to uncertainty regarding their recoverability at that time.

3.  RAW MATERIAL AGREEMENT:

         On October 7, 1997, the Company signed an agreement with a vendor to supply certain containers. The term of this agreement is for three years, commencing with the date of the first shipment of regular production containers. The cost of the molds used for the production of these containers, totaling $262,193, has been incorporated into the purchase price of the containers. Subsequently, the cost of the molds will be amortized over the term of the agreement. If the quantity of containers purchased over the term of the agreement is insufficient to amortize the cost of the molds, the Company is obligated to pay the unamortized portion at the end of the agreement. As of December 10, 1997 regular production of these containers had not commenced.

4.  SUBSEQUENT EVENTS:

         On November 25, 1997; 25,000 common shares of the Company were issued at $3.50 per share upon exercise of warrants, 10,913 common shares of the Company were issued at $3.15 per share upon exercise of warrants and 10,000 common shares of the Company were issued at $3.00 per share upon exercise of warrants. The balance of warrants outstanding at December 10, 1997 was 93,452 with an exercise price per share ranging from $3.00 to $5.75 per share. All outstanding warrants are exercisable at December 10, 1997.

         On December 4, 1997, the Company acquired the inventory, equipment, customers, product formulas, trademarks, and other intangible assets of Ricter Enterprises, LTD., the manufacturer of the Senza Zucchero and Senza Rivale(TM) brands of flavoring syrups for $140,000 in cash and a $120,000 note payable. The Company obtained the cash from a $140,000 note payable to First Knox National Bank payable in eighteen monthly payments of $7,778 plus interest at a rate of prime plus 0.5% commencing on January 31, 1997. The $120,000 note payable to Ricter Enterprises, LTD. is payable in eighteen monthly principal payments, including interest, of $7,111 commencing July 1, 1999. Interest on the note to Ricter Enterprises, LTD is payable monthly until June 1, 1999 at a rate of 8.25%.

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

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 49 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Flagstar Cos. Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Godiva Chocolatier, Inc., Borders, Inc., Caribou Coffee Company, Kraft General Foods, Krups, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

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

The Company made several progressive steps toward achieving its plans during the quarter ended October 31, 1997. On August 22, 1997, the Company signed a letter of intent to acquire the inventory, equipment, customers, product formulas, trademarks, and other intangible assets of Ricter Enterprises, LTD. ("Ricter"), the manufacturer of the Senza Zucchero and Senza Rivale(TM) brands of flavoring syrups, for $140,000 in cash and a $120,000 note payable. Ricter reported unaudited sales of $356,000 for the twelve months ended September 30, 1997. The Company and Ricter completed this transaction on December 4, 1997.

On October 15, 1997, the Company signed a letter of understanding with Cultor Food Science, Inc. ("Cultor"). This letter of understanding describes the intent of Cultor to transfer the business and trademark of its SanMarino(TM) brand of flavoring syrups to the Company in exchange for Cultor becoming the Company's primary compound flavor supplier. In addition, both the Company and Cultor would become partners in the development of future products. Both Cultor and the Company are currently engaged in developing a mutually beneficial agreement towards these ends. However, no assurance can be made that a final agreement will be reached.

Also on October 15, 1997, the Company signed a Sales Management Contract with The Continental Group (TCG) appointing TCG as its consumer retail market master broker. The principals of TCG have numerous years of experience in the consumer retail market and it is anticipated that TCG's expertise will revitalize and broaden sales of the Company's consumer product group.

The Company has continued its efforts to enhance the distribution of the DOLCE(R) brand of flavoring syrups by entering into master distributor relationships with large, financially sound organizations that have the resources to readily market the Company's products, and order and receive product in larger quantities. As of December 10, 1997, the Company has 9 master distributors covering 12 states.

In addition, during the quarter ended October 31, 1997, the Company renewed its agreement to supply Starbucks with product at specified prices. The agreement is effective September 1, 1997, with an initial term of two years, expiring on August 31, 1999. The Company also put on indefinite hold its negotiations with Darden Restaurants Inc. to market The Olive Garden Signature Syrups to the consumer retail market

The Company's planned DiNATURA(R) premium natural flavored syrups has encountered delays as a result of the need for additional production line equipment. The production of the DiNATURA(R) premium natural flavored syrups is now expected to begin in the fourth quarter of the Company's fiscal year. The Company anticipates an additional capital expenditure of approximately $89,000 to start production of the DiNATURA(R) premium natural flavored syrups.

The installation of a year 2000 compliant manufacturing and business computer system started during the month of August 1997. The startup of the general ledger and accounts payable modules occurred on November 1, 1997 with the remaining modules to be implemented by the end of the Company's fiscal year. This system should enable the Company to reduce inventory carrying costs, improve production planning and customer deliveries and allow significant improvements in product and customer profitability analysis. The Company anticipates additional expenditures of approximately $100,000 for additional computer components and installation costs.

SELECTED SUMMARY FINANCIAL INFORMATION

QUARTERLY INFORMATION FOR THE               2ND             1ST             4TH             3RD             2ND
SPECIFIED QUARTERS WITHIN INDICATED       QUARTER         QUARTER         QUARTER         QUARTER         QUARTER
FISCAL YEARS ("FY")                       FY 1998         FY 1998         FY 1997         FY 1997         FY 1997
CURRENT ASSETS                           $2,747,143      $2,555,962      $2,956,601      $3,762,852      $2,635,424
TOTAL ASSETS                             $6,638,931      $6,187,156      $5,780,362      $5,987,157      $4,630,923
CURRENT LIABILITIES                      $  952,084      $1,311,423      $1,050,774      $1,507,068      $1,674,796
LONG TERM DEBT, NET OF CURRENT
PORTION                                  $  694,642      $  110,286      $    2,256      $   33,309      $  365,055
TOTAL LIABILITIES                        $1,646,726      $1,421,709      $1,053,030      $1,540,377      $2,039,851
SHAREHOLDERS' EQUITY                     $4,992,205      $4,765,447      $4,727,332      $4,446,780      $2,591,072
TOTAL SALES                              $2,491,263      $1,908,991      $1,888,778      $2,034,609      $2,117,080
COST OF GOODS SOLD                       $1,848,863      $1,440,283      $1,433,659      $1,475,180      $1,512,394
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                 $  439,664      $  428,150      $  412,495      $  406,794      $  408,321
NET INCOME                               $  226,758      $   38,115      $   15,578      $  211,666      $  227,379
EARNINGS PER SHARE                       $     0.07      $     0.01      $     0.00      $     0.07      $     0.08


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
--------------------------------------------------------------------------

Net sales for the three months ended October 31, 1997 and 1996 were $2,491,263 and $2,117,080, respectively, which represents a 17.7% increase. For the three months ended October 31, 1997, private label sales increased by 16.8% and DOLCE(R) brand products sales increased by 15.5%, while the net sales of other Company products increased by 28.1%, all as compared to the three months ended October 31, 1996. Private label, DOLCE(R) brand products, and other Company products represented 67.3%, 13.2% and 19.5% of gross sales, respectively, for the three months ended October 31, 1997. The increase in private label sales was the result of strong sales growth by several of the Company's private label customers. DOLCE(R) brand products' sales increased primarily as a result of the growth in sales to the Company's DOLCE(R) master distributors. The net sales of other Company products increased primarily due to sales to a large Flavor-Mate(R) customer that was lost in January 1996 and regained in January 1997 offset with decreased sales of mulling spices and cinnamon sticks.

The increase in sales volume in the three months ended October 31, 1997 combined with low finished goods inventory as of July 31, 1997 resulted in unexpected manufacturing inefficiencies during the quarter. The low finished goods inventory level as of July 31, 1997 was due to lost production time during the move of the Company's Mansfield, Ohio production lines to its new facility in the first quarter. The low finished goods inventory level led to smaller than normal production batches to fill customer orders on a timely basis. In addition, during the three month period, the Company experienced higher raw material and freight out costs compared to the same three month period in the previous year. The increase in freight out costs are associated with the development of the Company's DOLCE(R) master distributor program. Under this program the Company absorbs the freight cost on large orders. Subsequently, cost of sales, as a percentage of net sales, increased to 74.2% for the three months ended October 31, 1997 compared to 71.4% for same quarter last year. The increase in cost of sales in the three months ended October 31, 1997 was also the result of increased volume, depreciation, plant supply costs and utility costs. Cost of sales increased by $336,470 for the three months ended October 31, 1997 compared to the three months ended October 31, 1996.

Selling, general and administrative expenses increased by 7.7% or $31,343 for the three months ended October 31, 1997 compared to the three months ended October 31, 1996. This increase resulted from increases in trade show participation and magazine advertising, promotional costs, insurance expense, bad debt expense, employee benefits, shareholder relations and SEC reporting expenses. These increases were offset by decreases in legal fees and postage expense. Selling, general and administrative expenses, as a percentage of net sales, decreased to 17.6% compared to 19.3% for the three months ended October 31, 1997 and 1996, respectively.

Interest expense for the three months ended October 31, 1997 decreased by $8,659 compared to the three months ended October 31, 1996. The decrease primarily reflects bank borrowings that were paid in full on November 6, 1996 and current year borrowings occurring late in the quarter.

The Company recorded a deferred income tax benefit of $38,675 and current income tax expense of $3,500 for the three months ended October 31, 1997. This deferred income tax benefit is a result of a reversal of the remaining portion of the Company's deferred income tax valuation allowance. For the three months ended October 31, 1996, the Company recorded a deferred income tax benefit of $45,600 and current income tax expense of $2,400. The deferred income tax benefit was a result of a reversal of a large portion of the Company's deferred income tax valuation allowance.

As a result of the foregoing, the Company reported net income of $226,758, or $0.07 per weighted average number of the common shares of the Company (the "Common Shares") outstanding, for the three months ended October 31, 1997 compared to net income of $227,379, or $0.08 per weighted average number of Common Shares outstanding, for the three months ended October 31, 1996. The weighted average number of Common Shares outstanding increased to 3,226,752 for the current three month period compared to 2,826,123 for the comparable three month period last year. The increase primarily reflects increased shares outstanding as a result of the Company's Common Share offering, warrants exercised and conversion of subordinated debt into Common Shares.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996
------------------------------------------------------------------------

Net sales for the six months ended October 31, 1997 and 1996 were $4,400,254 and $3,457,718, respectively, which represents a 27.3% increase. For the six months ended October 31, 1997, private label sales increased by 36% and DOLCE(R) brand products sales increased by 5.1%, while the net sales of other Company products increased by 9.5%, all as compared to the six months ended October 31, 1996. Private label, DOLCE(R) brand products, and other Company products represented

72.9%, 14.1% and 13% of gross sales, respectively, for the six months ended October 31, 1997. The increase in private label sales was the result of strong sales growth by several of the Company's private label customers. DOLCE(R) brand products' sales increased primarily as a result of second quarter growth in sales to the Company's DOLCE(R) master distributors. The growth in DOLCE(R) brand products' sales was lower than expected due to the slower than expected development of the DOLCE(R) master distributor program. The net sales of other Company products increased primarily due to sales to a large Flavor-Mate(R) customer that was lost in January, 1996 and regained in January 1997 offset with decreased sales in most of the other products within the consumer retail group.

The increase in sales volume in the six months ended October 31, 1997 accentuated manufacturing inefficiencies described above. Subsequently, anticipated reduction in operating expenses did not offset increased depreciation and utility expenses associated with the new facility. In addition, during the six month period, the Company experienced previously described higher material and freight out costs compared to the same six month period in the previous year. The cost of sales, as a percentage of net sales, increased to 74.7% compared to 73.0% for the six months ended October 31, 1997 and 1996, respectively. The increase in cost of sales in the six months ended October 31, 1997 was also the result of increased volume, maintenance expense and plant supply costs. Cost of sales increased by $765,398 for the six months ended October 31, 1997 compared to the six months ended October 31, 1996.

Selling, general and administrative expenses increased by 12.8% or $98,237 for the six months ended October 31, 1997 compared to the six months ended October 31, 1996. This increase resulted from increases in trade show participation and magazine advertising, insurance expense, bad debt expense, employee benefits, shareholder relations and SEC reporting expenses. These increases were offset by decreases in legal fees and postage expense. Selling, general and administrative expenses, as a percentage of net sales, decreased to 19.7% compared to 22.3% for the six months ended October 31, 1997 and 1996, respectively.

Interest expense for the six months ended October 31, 1997 decreased by $27,268 compared to the six months ended October 31, 1996. The decrease primarily reflects bank borrowings that were paid in full on November 6, 1996 and current year borrowings occurring late in the six month period.

The Company recorded a deferred income tax benefit of $28,145 and current income tax expense of $3,900 for the six months ended October 31, 1997. This deferred income tax benefit is a result the reversal of the remaining portion of the Company's deferred income tax valuation allowance. For the six months ended October 31, 1996, the Company recorded a deferred income tax benefit of $45,600 and current income tax expense of $2,400. The deferred income tax benefit was a result of a reversal of a large portion of the Company's deferred income tax valuation allowance.

As a result of the foregoing, the Company reported net income of $264,873, or $0.08 per weighted average number of the Common Shares outstanding, for the six months ended October 31, 1997 compared to net income of $175,028, or $0.06 per weighted average number of Common Shares outstanding, for the six months ended October 31, 1996. The weighted average number of Common Shares outstanding increased to 3,226,752 for the current six month period compared to 2,825,761 for the comparable six month period last year. The increase primarily reflects increased shares outstanding as a result of the Company's Common Share offering, warrants exercised and conversion of subordinated debt into Common Shares.

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

The Company will adopt SFAS No. 128 effective with the issuance of its third quarter results for the fiscal year ending April 30, 1998. Per share data calculated in accordance with this pronouncement for the year ended April 30, 1997 and for the six months ended October 31, 1997 and 1996, are consistent with the current disclosures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On October 31, 1997, the Company's working capital was $1,780,184 with a working capital ratio of 2.87 to 1. The working capital and working capital ratio for the quarters ended July 31, 1997, April 30, 1997, January 31, 1997, October 31, 1996, and April 30, 1996 were $1,244,539 and 1.95 to 1, $1,905,827 and 2.81 to
1, $2,255,784 and 2.50 to 1, $1,960,628, and 1.57 to 1, and $472,186 and 1.33 to
1, respectively. The decrease in working capital for the six months ended October 31, 1997 was primarily a result of the Company's construction of its new manufacturing, warehouse and executive office facility in Mansfield, Ohio offset partially by a mortgage note payable to First Knox National Bank ("First Knox").

The Company's operating activities, for the six months ended October 31, 1997, used net cash of $159,904. The Company used $1,105,293 to acquire equipment and to construct a new manufacturing and office facility in Mansfield, Ohio. The Company also increased its investment in life insurance policies by $10,741, and used $11,660 to make principal payments on a mortgage note payable and capital leases. The Company received $750,000 from borrowing under a mortgage note payable and $1,000 from the sale of equipment. The Company also paid $13,722 in deferred offering costs. These costs are be netted against $151,876 in cash received on November 25, 1997 on the exercise of warrants by certain warrant holders associated with the Company's filing of a Post-Effective Amendment to its Registration Statement on Form SB-1. Consequently, during this period, cash and cash equivalents decreased $550,320. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

The Company on December 2, 1997 renewed its $400,000 line of credit with First Knox for a one year period with the same terms as its previous line of credit with First Knox. As of December 10, 1997, there was no outstanding balance on this line of credit.

In addition on December 4, 1997, the Company borrowed $140,098 on a note payable from First Knox and $120,000 from Ricter associated with its transaction with Ricter. The note from First Knox is payable in eighteen monthly principal payments plus interest at a rate of prime plus 0.5% commencing on January 31, 1997. The note from Ricter is payable in eighteen monthly principal payments plus interest at a rate of 8.25% commencing July 1, 1999. Interest on the note from Ricter is payable monthly from December 4, 1997 until June 1, 1999 at a rate of 8.25%.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

(A)      None

(B)      None

(C)      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit #10(a) - SALES AGREEMENT with supplier dated October 7, 1997

Exhibit #10(b) - SALES MANAGEMENT CONTRACT dated October 15, 1997

Exhibit #27 - Financial Data Schedule

(B)  REPORTS ON FORM 8-K

None



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date: December 15, 1997                      STEARNS & LEHMAN, INC.
                                                  (Registrant)



                                             /S/ William C. Stearns
                                             -------------------------------
                                             William C. Stearns
                                             President


                                             /S/ John A. Chuprinko
                                             -------------------------------
                                             John A. Chuprinko
                                             Chief Financial Officer
                                             (Principal Accounting Officer)