Form 10QSB
period 1998-01-31
STEARNS & LEHMAN INC
filed 1998-03-16
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-QSB


   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934

        For the quarterly period ended January 31, 1998

OR

        Transaction report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

        For the transition period from                     to
                                       -------------------    -----------------


                           Commission File No.     0-21879
                                               ----------------

                             STEARNS & LEHMAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

               OHIO                                          34-1579817
   (State or other jurisdiction                            (IRS Employer
  of incorporation or organization)                      Identification No.)

         30 PARAGON PARKWAY
           MANSFIELD, OHIO                                     44903
(Address of principal executive offices)                     (Zip code)

                                 (419) 522-2722
              (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         -----    -----

As of March 6, 1998, 3,272,665 common shares, no par value, were outstanding.
Transition Small Business Disclosure Format (check one):  Yes       No   X
                                                              -----    -----

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
BALANCE SHEETS
JANUARY 31, 1998 , APRIL 30, 1997 AND JANUARY 31, 1997


                     ASSETS                                      JANUARY 31,     APRIL 30,     JANUARY 31,
                                                                    1998            1997          1997
                                                                 (UNAUDITED)                   (UNAUDITED)
Current assets:
   Cash and cash equivalents                                     $   329,023    $   730,833    $ 1,342,449
   Trade accounts receivable, net of allowance for doubtful
         accounts of $49,409, $46,000 and $55,556 as of
         January 31, 1998, April 30, 1997 and January 31, 1997
         respectively                                              1,159,147        884,459        916,322
   Inventory                                                       1,590,566      1,239,671      1,323,120
   Prepaid and other                                                  67,064         75,639         63,861
   Deferred income taxes                                              35,491         25,999        117,100
                                                                 -----------    -----------    -----------

      Total current assets                                         3,181,291      2,956,601      3,762,852
                                                                 -----------    -----------    -----------

Property and equipment:
   Land                                                               80,848         80,848         74,653
   Construction in progress                                          941,199        422,659
   Machinery and equipment                                         1,719,940      1,412,061      1,374,221
   Office equipment                                                  394,311        213,140        207,728
   Building improvements                                              67,873         91,716         91,716
   Buildings                                                       1,866,282        137,734        137,734
   Leasehold improvements                                              9,434         43,003         43,003
   Tooling                                                            72,178         59,344         37,529
   Vehicles                                                           45,392         36,964         35,852
                                                                 -----------    -----------    -----------

                                                                   4,256,258      3,016,009      2,425,095

         Less: accumulated depreciation                             (925,109)      (780,538)      (734,848)
                                                                 -----------    -----------    -----------

      Net property and equipment                                   3,331,149      2,235,471      1,690,247
                                                                 -----------    -----------    -----------

Goodwill                                                             600,667        441,833        454,106
Cash surrender value of life insurance                                35,457         23,611         25,103
Trademarks and patents                                                 4,037          4,560          4,734
Deferred income taxes                                                 36,252         75,973
Other assets                                                          31,818         42,313         50,115
                                                                 -----------    -----------    -----------

      Total assets                                               $ 7,220,671    $ 5,780,362    $ 5,987,157
                                                                 ===========    ===========    ===========


Continued

STEARNS & LEHMAN, INC.
BALANCE SHEETS, CONTINUED



                                                           JANUARY 31,      APRIL 30,     JANUARY 31,
                                                              1998             1997           1997
          LIABILITIES AND SHAREHOLDERS' EQUITY             (UNAUDITED)                    (UNAUDITED)
Current liabilities:
   Accounts payable                                         $   827,510    $   801,672    $   991,882
   Accrued expenses                                             147,381        239,275        199,470
   Current portion of notes payable                             143,629                         5,380
   Current portion of capital lease obligations                   4,480          9,827         10,336
   Subordinated convertible notes                                                             300,000
                                                            -----------    -----------    -----------

       Total current liabilities                              1,123,000      1,050,774      1,507,068
                                                            -----------    -----------    -----------

Notes payable, net of current portion                           840,524                        28,829
Capital lease obligations, net of current portion                                2,256          4,480
                                                            -----------    -----------    -----------

     Total long-term liabilities                                840,524          2,256         33,309
                                                            -----------    -----------    -----------

     Total liabilities                                        1,963,524      1,053,030      1,540,377
                                                            -----------    -----------    -----------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized 3,275,965, 3,230,052 and 3,181,826 issued and 3,272,665, 3,226,752 and 3,178,526 outstanding as of January 31, 1998, April 30, 1997
       and January 31, 1997, respectively                         3,614          3,563          3,493
   Additional paid-in capital                                 5,208,876      5,091,920      4,827,016
   Accumulated earnings (deficit)                                57,857       (354,951)      (370,529)
                                                            -----------    -----------    -----------

                                                              5,270,347      4,740,532      4,459,980

            Less treasury shares, at cost (3,300 shares)        (13,200)       (13,200)       (13,200)
                                                            -----------    -----------    -----------

      Total shareholders' equity                              5,257,147      4,727,332      4,446,780
                                                            -----------    -----------    -----------

      Total liabilities and shareholders' equity            $ 7,220,671    $ 5,780,362    $ 5,987,157
                                                            ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

STEARNS &  LEHMAN, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                                   1998            1997
Sales                                          $ 2,432,955    $ 2,034,609
Cost of sales                                    1,804,891      1,475,180
                                               -----------    -----------

      Gross profit                                 628,064        559,429

Selling, general and administrative expenses       411,369        406,793
                                               -----------    -----------

Income from operations                             216,695        152,636
                                               -----------    -----------

Other income (expense), net:
   Interest expense                                (21,204)       (11,982)
   Interest income                                   1,105          3,675
   Other                                            11,213         (1,463)

                                               -----------    -----------

                                                    (8,886)        (9,770)
                                               -----------    -----------

Net income before income tax expense               207,809        142,866

   Income tax expense (benefit):
      Current                                        1,500          2,700
      Deferred                                      58,374        (71,500)
                                               -----------    -----------

      Total income tax  expense (benefit)           59,874        (68,800)
                                               -----------    -----------

   Net income                                  $   147,935    $   211,666
                                               ===========    ===========

Earnings per share - basic                     $      0.05    $      0.07
                                               ===========    ===========

Earnings per share - diluted                   $      0.05    $      0.07
                                               ===========    ===========

The accompanying notes are an integral part of the financial statements.

STEARNS &  LEHMAN, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                                   1998           1997
Sales                                          $ 6,833,209    $ 5,492,328
Cost of sales                                    5,094,037      3,998,929
                                               -----------    -----------

      Gross profit                               1,739,172      1,493,399

Selling, general and administrative expenses     1,279,182      1,176,369
                                               -----------    -----------

Income from operations                             459,990        317,030
                                               -----------    -----------

Other income (expense), net:
   Interest expense                                (32,794)       (50,839)
   Interest income                                  13,147          7,469
   Other                                             8,094          1,034
                                               -----------    -----------

                                                   (11,553)       (42,336)
                                               -----------    -----------

Net income before income tax expense               448,437        274,694

   Income tax expense (benefit):
      Current                                        5,400          5,100
      Deferred                                      30,229       (117,100)
                                               -----------    -----------

      Total income tax expense (benefit)            35,629       (112,000)
                                               -----------    -----------

   Net income                                  $   412,808    $   386,694
                                               ===========    ===========

Earnings per share - basic                     $      0.13    $      0.13
                                               ===========    ===========

Earnings per share - diluted                   $      0.13    $      0.13
                                               ===========    ===========


The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE YEAR ENDED APRIL 30, 1997 AND THE NINE MONTHS ENDED JANUARY 31, 1998


                                   NUMBER OF              ADDITIONAL   ACCUMULATED               TOTAL SHARE-
                                    COMMON      COMMON     PAID-IN       EARNINGS     TREASURY      HOLDERS'
                                    SHARES      SHARES     CAPITAL      (DEFICIT)     STOCK         EQUITY
Balance at April 30, 1996          2,824,372    $3,118    $3,178,099     ($757,223)   ($13,200)   $2,410,794

   Net Income                                                              402,272                   402,272

   Repurchase and retirement of
      common shares                      (95)                   (664)                                   (664)

   Conversion of debentures to
      common shares                   48,230        53       264,947                                 265,000

   Issuance of common shares         354,245       392     1,649,538                               1,649,930
                                  ----------    ------    ----------     ---------    --------    ----------

Balance at April 30, 1997          3,226,752     3,563     5,091,920      (354,951)    (13,200)    4,727,332

   Net Income                                                              412,808                   412,808

   Conversion of warrants to
      common shares                   45,913        51       116,956                                 117,007
                                  ----------    ------    ----------     ---------    --------    ----------

Balance at January 31, 1998        3,272,665    $3,614    $5,208,876     $  57,857    ($13,200)   $5,257,147
                                  ==========    ======    ==========     =========    ========    ==========


The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                                                          1998           1997
Cash flows from operating activities:
   Net income                                                        $   412,808    $   386,694
   Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
         Bad debt expense                                                 10,000         13,160
         Depreciation and amortization                                   231,167        190,891
         Impairment and loss on the sale of property and equipment        26,330             86
         Deferred income taxes                                            30,229       (117,100)
         Changes in assets and liabilities:
            Trade accounts receivable                                   (284,688)      (344,817)
            Inventory                                                   (350,895)      (190,572)
            Prepaid expenses and other                                     8,575        (14,353)
            Accounts payable                                             (41,537)       188,175
            Accrued expenses                                             (91,894)       (28,575)
                                                                     -----------    -----------

         Net cash provided by (used in) operating activities             (49,905)        83,589
                                                                     -----------    -----------

   Cash flows from investing activities:
      Purchase of property and equipment                              (1,235,646)      (115,137)
      Sale of property and equipment                                       1,000          3,500
      Cash surrender value of life insurance, net                        (11,846)        (5,457)
      Purchase of goodwill                                              (198,970)
      Proceeds from purchase price adjustment                                            52,746
                                                                     -----------    -----------

         Net cash used in investing activities                        (1,445,462)       (64,348)
                                                                     -----------    -----------

   Cash flows from financing activities:
      Net borrowing under notes payable                                1,010,000
      Principal payments on notes payable and capital leases             (33,450)      (499,766)
      Sale of treasury stock                                                               (637)
      Net proceeds from issuance of common stock                         117,007      1,700,403
                                                                     -----------    -----------

         Net cash provided by financing activities                     1,093,557      1,200,000
                                                                     -----------    -----------

   Net increase (decrease) in cash and cash equivalents                 (401,810)     1,219,241

   Cash and cash equivalents, beginning of year                          730,833        123,208
                                                                     -----------    -----------

            Cash and cash equivalents, end of period                 $   329,023    $ 1,342,449
                                                                     ===========    ===========


Continued

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                                            1998        1997
Supplemental disclosure of cash flow information:
  Progress billings accrued but not paid for:
      Construction of manufacturing and office facility   $ 67,375   $318,300
                                                          ========   ========

   Cash paid during the period for:
      Interest                                            $ 32,794   $ 53,673
                                                          ========   ========

Supplemental schedule of noncash financing activities:
   Conversion of line of credit to note payable                      $350,000
                                                                     ========


The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


1. UNAUDITED INTERIM FINANCIAL STATEMENTS:

The financial statements as of and for the three and nine months ended
January 31, 1998 and 1997 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1997 and April 30, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2. INCOME TAXES:

The components of the net deferred tax asset at January 31, 1998, April 30, 1997 and January 31, 1997 are as follows:

                                      January 31,  April 30,    January 31,
                                        1998         1997          1997
Deferred tax assets:
   Net operating loss carryforwards   $ 182,834    $ 315,982    $328,094
   Accrued expenses                                   26,782      26,640
   Other                                  4,735        1,763       1,290
   Allowance for doubtful accounts       18,815       17,480      21,111
                                      ---------    ---------    --------

      Gross deferred tax assets         206,384      362,007     377,135

Deferred tax liabilities:
   Property and equipment               134,641      134,652     134,652
                                      ---------    ---------    --------

      Net deferred tax asset before
         valuation allowance             71,743      227,355     242,483

Valuation allowance                                 (125,383)   (125,383)
                                      ---------    ---------    --------
      Net deferred tax asset          $  71,743    $ 101,972    $117,100
                                      =========    =========    ========

A valuation allowance of $125,383 as of January 31, 1997 was recorded against the net deferred tax assets due to the potential uncertainty of their recoverability in future years. The valuation allowance was eliminated as of October 31, 1997 as continued profitability has reduced the potential uncertainty of the utilization of net operating loss carryforwards.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


3. EARNINGS PER SHARE:

Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share" which the Company adopted in the this quarter. Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average effect of dilutive warrants outstanding.


WEIGHTED AVERAGE COMMON SHARES       THREE MONTHS ENDED          NINE MONTHS ENDED
                                         JANUARY 31                 JANUARY 31
                                     1998          1997         1998          1997
Common shares issued              3,263,489     3,126,511     3,241,198     2,928,211
Treasury shares                      (3,300)       (3,300)       (3,300)       (3,300)
                                 ----------    ----------    ----------    ----------
   Basic shares                   3,260,189     3,123,211     3,237,898     2,924,911
   Dilutive effect of warrants       21,578        41,375        32,174        36,020
                                 ----------    ----------    ----------    ----------
      Diluted shares              3,281,767     3,164,586     3,270,072     2,960,931
                                 ==========    ==========    ==========    ==========

4. COMMON STOCK:

On November 25, 1997; 25,000 common shares of the Company were issued at $3.50 per share upon exercise of warrants, 10,913 common shares of the Company were issued at $3.15 per share upon exercise of warrants and 10,000 common shares of the Company were issued at $3.00 per share upon exercise of warrants. On January 21, 1998, 10,000 warrants, with an exercise price of $5.625 per share, were granted to the Company's outside directors for services rendered during the calendar year of 1997. The balance of warrants outstanding at March 6, 1998 was 103,452 with an exercise price per share ranging from $3.00 to $5.75 per share. All outstanding warrants are exercisable at March 6, 1998.

5. NOTES PAYABLE

On December 4, 1997, the Company acquired the inventory, equipment, customer list, product formulas, trademarks, and other intangible assets of Ricter Enterprises, LTD., the manufacturer of the Senza Zucchero and Senza Rivale(TM) brands of flavoring syrups for $150,762 in cash and a $120,000 note payable. The Company principally obtained the cash from a $140,000 note payable to First Knox National Bank payable in eighteen monthly payments of $7,778 plus interest at a rate of prime plus 0.5% commencing on January 31, 1997. The $120,000 note payable to Ricter Enterprises, LTD. is payable in eighteen monthly principal payments, including interest, of $7,111 commencing July 1, 1999. Interest on the note to Ricter Enterprises, LTD is payable monthly until June 1, 1999 at a rate of 8.25%.

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

GENERAL

Stearns & Lehman, Inc. (the "Company"), is an Ohio corporation headquartered in Mansfield, Ohio. The Company was organized on March 14, 1988 and is engaged in the business of manufacturing and marketing specialty food products, including coffee and espresso flavorings, syrups, oils and toppings, flavorings, sauces, dressings and specialty sugars. The Company sells its products throughout the United States and in certain foreign countries, including Canada, Chile, Mexico, Australia, New Zealand, England, Finland, Spain, Singapore, Korea and Japan.

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 50 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks "), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Flagstar Cos. Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Godiva Chocolatier, Inc., Borders, Inc., Caribou Coffee Company, Kraft General Foods, Krups, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks and Caribou Coffee Company. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

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

The Company completed several progressive steps toward achieving its plans during the quarter ended January 31, 1998. On December 4, 1997, the Company acquired the inventory, equipment, customers, product formulas, trademarks, and other intangible assets of Ricter Enterprises, LTD. ("Ricter"), the manufacturer of the Senza Zucchero and Senza Rivale(TM) brands of flavoring syrups, for $150,762 in cash and a $120,000 note payable. Ricter reported unaudited sales of $356,000 for the twelve months ended September 30, 1997.

On January 23, 1998, the Company signed a Marketing and Development Agreement with Cultor Food Science, Inc. ("Cultor"). Under this agreement, the Company acquired the rights to the San Marino(TM) product line, trademarks, customer lists, formulas and other related information from Cultor. Cultor, with expertise in flavor creation technology, product development and applications, intends to partner in a business-building effort with the Company, with the intent of bringing new products to markets currently served by the Company. Cultor will also be a primary supplier of flavoring material for the Company's existing products. Cultor reported unaudited San Marino(TM) products sales of $200,000 for the twelve months ended December 31, 1997. . The Company has continued its efforts to enhance the distribution of the DOLCE(R) brand of flavoring syrups by entering into master distributor relationships with large, financially sound organizations that have the resources to readily market the Company's products, and order and receive product in larger quantities. As of March 6, 1998, the Company has 10 master distributors covering 16 states.

The Company's planned DiNATURA(R) premium natural flavored syrups has encountered delays as a result of the need for and receiving additional production line equipment. The production of the DiNATURA(R) premium natural flavored syrups is now expected to begin late in the fourth quarter of the Company's fiscal year. The Company anticipates an additional capital expenditure of approximately $89,000 to start production of the DiNATURA(R) premium natural flavored syrups.

The installation of a year 2000 compliant manufacturing and business computer system started during the month of August 1997. As of March 6, 1998, the Company has implemented the general ledger, accounts payable and payroll modules. The accounts receivable, order entry and purchasing modules are scheduled for implementation on April 1, 1998, with the remaining modules to be implemented by the end of the Company's fiscal year. This system should enable the Company to reduce inventory carrying costs, improve production planning and customer deliveries and allow significant improvements in product and customer profitability analysis. The Company anticipates additional expenditures of approximately $40,000 for additional computer components and installation costs.

Late in January 1998, the Company decided to sell the Grandma's Choice line of extract and flavoring products. Production of this product line has been very labor intensive and the Company felt that an investment in additional manufacturing equipment would not yield an adequate rate of return. This line was sold to Shank's Extract Inc. on February 12, 1998. The material terms of this transaction included the sale of all Grandma's Choice inventory for $66,000 and the sale of Grandma's Choice customers and goodwill for $9,000. Sales of the Grandma's Choice product line was $63,602 for the nine months ended January 31, 1998. The Company is continuing to review several of its low volume labor intensive product lines for disposition.

SELECTED SUMMARY FINANCIAL INFORMATION


QUARTERLY INFORMATION FOR      3RD QUARTER   2ND QUARTER    1ST QUARTER     4TH QUARTER     3RD QUARTER
INDICATED FISCAL YEARS           FY 1998       FY 1998        FY 1998         FY 1997         FY 1997
Balance Sheet:
   Current Assets              $3,181,291     $2,747,143     $2,555,962     $2,956,601      $3,762,852
   Total Assets                $7,220,671     $6,638,931     $6,187,156     $5,780,362      $5,987,157
   Current Liabilities         $1,123,000     $  952,084     $1,311,423     $1,050,774      $1,507,068
   Long Term Debt, net of      $  840,524     $  694,642     $  110,286     $2,256 $            33,309
   current portion
   Total Liabilities           $1,963,524     $1,646,726     $1,421,709     $1,053,030      $1,540,377
   Shareholders' Equity        $5,257,147     $4,992,205     $4,765,447     $4,727,332      $4,446,780
Statement of Operations:
   Total Sales                 $2,432,955     $2,491,263     $1,908,991     $1,888,778      $2,034,609
   Cost of Goods Sold          $1,804,891     $1,848,863     $1,440,283     $1,433,659      $1,475,180
   Selling, General and        $  411,369     $  439,664     $  428,150     $  412,495      $  406,793
   Administrative Expenses
   Net Income                  $  147,935     $  226,758     $   38,115     $  15,578       $  211,666
Basic Earnings per Share       $     0.05     $     0.07     $     0.01     $    0.00       $     0.07
Diluted Earnings per Share     $     0.05     $     0.07     $     0.01     $    0.00       $     0.07



FINANCIAL INFORMATION FOR      FISCAL YEAR    FISCAL YEAR     FISCAL YEAR    NINE MONTHS     NINE MONTHS
SPECIFIED PERIODS               APRIL 30,      APRIL 30,       APRIL 30,      JANUARY 31,    JANUARY 31,
                                   1997           1996             1995          1998           1997
Balance Sheet:
   Current Assets              $2,956,601     $ 1,889,929      $2,567,618     $3,181,291     $3,762,852
   Total Assets                $5,780,362     $ 3,973,037      $4,211,961     $7,220,671     $5,987,157
   Current Liabilities         $1,050,030     $ 1,417,743      $  924,388     $1,123,000     $1,507,068
   Long Term Debt, net of      $    2,256     $   144,500      $  408,355     $  840,524     $   33,309
   current portion
   Total Liabilities           $1,053,030     $ 1,562,243      $1,332,743     $1,963,524     $1,540,377
   Shareholders' Equity        $4,727,332     $ 2,410,794      $2,879,218     $5,270,347     $4,446,780
Statement of Operations:
   Total Sales                 $7,381,105     $ 5,514,753      $1,908,991     $6,833,209     $5,492,328
   Cost of Goods Sold          $5,432,588     $ 4,343,803      $3,935,180     $5,094,037     $3,998,929
   Selling, General and        $1,588,865     $ 1,774,118      $1,359,406     $1,279,182     $1,176,369
   Administrative Expenses
   Net Income (Loss)           $  402,272     $  (732,915)     $  156,718     $  412,808     $  386,694
Basic Earnings per Share       $     0.13     $     (0.26)     $     0.06     $     0.13     $     0.13
Diluted Earnings per Share     $     0.13     $     (0.26)     $     0.06     $     0.13     $     0.13

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

Net sales for the three months ended January 31, 1998 and 1997 were $2,432,955 and $2,034,609, respectively, which represents a 19.6% increase. For the three months ended January 31, 1998, private label syrup sales increased by 26.1%, the Company's branded syrup products sales increased by 30.4%, while the sales of other Company products decreased by 17.9%, all as compared to the three months ended January 31, 1997. Private label syrup, Company branded syrup, and other Company products represented 72.5%, 16.4% and 11.1% of gross sales, respectively, for the three months ended January 31, 1998. The increase in private label syrup sales was the result of strong sales growth by several of the Company's large existing private label customers. The Company's branded syrup products' sales increased primarily as a result of sales to a large Flavor-Mate(R) customer that was lost in January 1996 and regained in January 1997, and sales of the Senza brand product line that was newly acquired in December 1997. The sales of other Company products decreased primarily due to lower sales of the Grandma's Choice line of extracts and flavorings and Rice Bran Oil, Cinnamon Sticks and Mulling Spices packaged under the Select Origins(R) brand.

During the three month period ended January 31, 1998, the Company experienced higher raw material and freight out costs compared to the same three month period in the previous year. The increase in freight out costs are associated with the development of the Company's DOLCE(R) master distributor program. Under this program, the Company absorbs the freight cost to distributors on large orders. Subsequently, cost of sales, as a percentage of net sales, increased to 74.2% for the three months ended January 31, 1998 compared to 72.5% for same quarter last year. The increase in cost of sales in the three months ended January 31, 1998 was also the result of increased volume and depreciation costs. Cost of sales increased by $329,711 for the three months ended January 31, 1998 compared to the three months ended January 31, 1997.

Selling, general and administrative expenses increased by 1.1% or $4,576 for the three months ended January 31, 1998 compared to the three months ended January 31, 1997. This increase resulted from increases in employee, insurance, product placement, sales promotion, public/shareholder relations and SEC reporting expenses and a fixed asset impairment recorded in this three month period. These increases were offset by decreases in legal fees and advertising. Selling, general and administrative expenses, as a percentage of net sales, decreased to 16.9% compared to 20.0% for the three months ended January 31, 1998 and 1997, respectively.

Interest expense for the three months ended January 31, 1998 increased by $9,222 compared to the three months ended January 31, 1997. The increase primarily reflects current year borrowings associated with the Company's new manufacturing, warehouse and executive office facility and borrowings associated with the acquisition of the Senza product line.

Net income before income tax expense increased 45.5% from $142,866 for the three months ended January 31, 1997 to $207,809 for the three months ended January 31, 1998.

The Company recorded current and deferred income tax expense of $59,874 for the three months ended January 31, 1998. For the three months ended January 31, 1997, the Company recorded a deferred income tax benefit of $71,500 and current income tax expense of $2,700. The deferred income tax benefit was a result of a reversal of a large portion of the Company's deferred income tax valuation allowance.

As a result of the foregoing, the Company reported net income of $147,935, or $0.05 per basic weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended January 31, 1998 compared to net income of $211,666, or $0.07 per basic weighted average number of Common Shares outstanding, for the three months ended January 31, 1997. The basic weighted average number of Common Shares outstanding increased to 3,260,189 for the current three month period compared to 3,123,211 for the comparable three month period last year. The increase primarily reflects increased shares outstanding as a result of the Company's Common Share offering, warrants exercised and conversion of subordinated debt into Common Shares.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

Net sales for the nine months ended January 31, 1998 and 1997 were $6,833,209 and $5,492,328, respectively, which represents a 24.4% increase. For the nine months ended January 31, 1998, private label syrup sales increased by 35.1%, the Company's branded syrup products sales increased by 29.6%, while the sales of other Company products decreased by 13.8%, all as compared to the nine months ended January 31, 1997. Private label syrup, Company branded syrup, and other Company products represented 68.9%, 17.2% and 14.0% of gross sales, respectively, for the nine months ended January 31, 1998. The increase in private label syrup sales was the result of strong sales growth by several of the Company's large existing private label customers. The Company's branded syrup products' sales increased primarily as a result of sales to a large Flavor-Mate(R) customer that was lost in January 1996 and regained in January 1997, and sales of the Senza brand product line that was newly acquired in December 1997. The sales of other Company products decreased primarily due to lower sales of the Grandma's Choice line of extracts and flavorings, Cod Liver Oil for General Nutrition Centers and Cinnamon Sticks and Mulling Spices packaged under the Select Origins(R) brand.

During the nine month period ended January 31, 1998, the Company experienced higher raw material and freight out costs compared to the same nine month period in the previous year. Cost of sales, as a percentage of net sales, increased to 74.5% for the nine months ended January 31, 1998 compared to 72.8% for same period last year. The increase in cost of sales in the nine months ended January 31, 1998 was also the result of increased volume and utility, maintenance, packaging supplies and depreciation costs. Cost of sales increased by $1,095,108 for the nine months ended January 31, 1998 compared to the nine months ended January 31, 1997.

Selling, general and administrative expenses increased by 8.7% or $102,813 for the nine months ended January 31, 1998 compared to the nine months ended January 31, 1997. This increase resulted from increases in employee, insurance, depreciation, product placement, trade show, travel, public/shareholder relations and SEC reporting expenses and a fixed asset impairment recorded in this nine month period. These increases were offset by decreases in legal fees, sales promotion, office supplies and advertising. Selling, general and administrative expenses, as a percentage of net sales, decreased to 18.7% compared to 21.4% for the nine months ended
January 31, 1998 and 1997, respectively.

Interest expense for the nine months ended January 31, 1998 decreased by $18,045 compared to the nine months ended January 31, 1997. The decrease primarily reflects bank borrowings that were paid in full on November 6, 1996 offset by current year borrowings associated with the Company's new manufacturing, warehouse and executive office facility and borrowings associated with the acquisition of the Senza product line.

Net income before income tax expense increased 63.2% from $274,694 for the nine months ended January 31, 1997 to $448,437 for the nine months ended January 31, 1998.

The Company recorded current and deferred income tax expense of $35,629 for the nine months ended January 31, 1998. For the nine months ended January 31, 1997, the Company recorded a deferred income tax benefit of $117,100 and current income tax expense of $5,100. The deferred income tax benefit was a result of a reversal of a large portion of the Company's deferred income tax valuation allowance.

As a result of the foregoing, the Company reported net income of $412,808, or $0.13 per basic weighted average number of Common Shares outstanding, for the nine months ended January 31, 1998 compared to net income of $386,694, or $0.13 per basic weighted average number of Common Shares outstanding, for the nine months ended January 31, 1997. The basic weighted average number of Common Shares outstanding increased to 3,237,898 for the current nine month period compared to 2,924,911 for the comparable nine month period last year. The increase primarily reflects increased shares outstanding as a result of the Company's Common Share offering, warrants exercised and conversion of subordinated debt into Common Shares.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, Earnings Per Share (Opinion 15). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 effective with the quarter ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The working capital and working capital ratio for the nine months ended January 31, 1998 and January 31, 1997 were $2,058,291 and 2.83 to 1 and $2,255,784 and
2.50 to 1, respectively. The decrease in working capital for the nine months ended January 31, 1998 was primarily a result of the Company's construction of its new manufacturing, warehouse and executive office facility in

Mansfield, Ohio offset partially by a mortgage note payable to First Knox National Bank ("First Knox").

The Company's operating activities, for the nine months ended January 31, 1998, used net cash of $49,905. The Company used $1,235,646 to acquire equipment and to construct a new manufacturing and office facility in Mansfield, Ohio. The Company also increased its investment in life insurance policies by $11,846, and used $33,450 to make principal payments on a mortgage note payable and capital leases. The Company also used $270,762 to acquire the Senza product line of which $198,970 of this amount represented goodwill. The Company received $750,000 from borrowing under a mortgage note payable, $260,000 from borrowing associated with the acquisition of the Senza product line and $1,000 from the sale of equipment. The Company also received $117,007, net of offering costs, from the exercise of warrants by certain warrant holders associated with the Company's filing of a Post-Effective Amendment to its Registration Statement on Form SB-1. Consequently, during this period, cash and cash equivalents decreased $401,810. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

The Company, on December 2, 1997, renewed its $400,000 line of credit with First Knox for a one year period with the same terms as its previous line of credit with First Knox. As of March 6, 1998, there was no outstanding balance on this line of credit.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

(a)  None

(b)  None

(c) On November 25, 1997; 12,500 Common Shares were issued each to Thomas Dooley and Quantum Capital Corporation at $3.50 per share upon exercise of warrants; 5,844 Common Shares were issued to Michael Patterson, 148 Commons Shares were issued to Carlos Gamez, 3,011 Common Shares were issued to Nancy Vargo and 1,910 Common Shares were issued to Thomas Daly at $3.15 per share upon exercise of warrants; and 10,000 Common Shares were issued to Frank Duval at $3.00 per share upon exercise of warrants. All the shares described above were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit #27 - Financial Data Schedule

(B)  REPORTS ON FORM 8-K

None


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date: March 17, 1998                           STEARNS & LEHMAN, INC.
                                                    (Registrant)



                                               /s/ William C. Stearns
                                               -----------------------------
                                               William C. Stearns
                                               President


                                               /s/ John A. Chuprinko
                                               -----------------------------
                                               John A. Chuprinko
                                               Chief Financial Officer
                                               (Principal Accounting Officer)