Form 10KSB
period 1998-04-30
STEARNS & LEHMAN INC
filed 1998-07-29
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB


  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934


-----   For the fiscal year ended April 30, 1998

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                      ------------------   ------------

                           -------------------------
                           COMMISSION FILE NO. 0-21879
                           -------------------------



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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $9,242,530

State the aggregate market value of the voting common stock, no par value, held by non-affiliates computed by reference to the average bid and asked price of such stock as of July 27, 1998: $6,773,823

As of July 15, 1998, 3,285,865 shares of common stock, no par value, were outstanding.

Documents incorporated by reference: NONE.

Transition Small Business Disclosure Format (check one):  Yes       No   X
                                                             -----     -------

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

The Company is an Ohio corporation headquartered in Mansfield, Ohio. The Company was organized on March 14, 1988 and is engaged in the business of manufacturing and marketing specialty food products, including coffee and espresso flavorings, syrups, oils and toppings, extracts, flavorings, sauces, dressings and specialty sugars. The Company sells its products throughout the United States and in certain foreign countries, including Canada, Chile, Mexico, Australia, New Zealand, England, Finland, Spain, Israel, Singapore, Korea and Japan.

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 51 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Flagstar Cos. Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Godiva Chocolatier, Inc., Borders, Inc., Caribou Coffee Company, Kraft General Foods, Krups, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks and Caribou Coffee Company. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

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

On September 1, 1994, the Company entered into a written private label supply agreement with Starbucks to develop and manufacture certain flavored coffee syrups. On September 1, 1997, the Company and Starbucks renewed such agreement. This agreement is an exclusive supplier agreement with Starbucks to supply defined flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. In order to meet the increased production and warehousing requirements, in March, 1995, the Company leased approximately 18,000 square foot of manufacturing and warehouse space near Seattle, Washington.

In light of the success of the DOLCE(R) product line and the associated private label products, in late 1995, the Company began to expand the FLAVOR-MATE(R) product line to include syrups, sugars and toppings. In February, 1996, the Company introduced a line of sugar free flavored syrup products under the DOLCE(R) brand name and under certain private label brands as well. On December 4, 1997, the Company acquired the inventory, equipment, customers, product formulas, trademarks and other intangible assets of Ricter Enterprises, LTD. ("Ricter"), the manufacturer of the SENZA ZUCCHERO and SENZA RIVALE(TM) brands of flavoring syrups. On January 16, 1998, the Company acquired the San Marino Flavored Syrup product line as part of a Marketing and Development Agreement entered into with Cultor Food Science, Inc. ("Cultor").

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

PRINCIPAL PRODUCTS AND THEIR MARKETS

Flavoring syrups are sold via eight different product lines. The DOLCE(R)brand product line consists of 38 flavors, all certified Kosher by the Orthodox Union(R), in four sizes. The DOLCE(R) brand also consists of eight sugar free flavors and seven granita syrups. The DOLCE(R)brand is distributed to the specialty coffee and the food service industries. DiNATURA(TM)premium natural flavored brand will consist of 24 flavors in two sizes when in full production. The Godiva Chocolatier Cafe' Godiva(R)brand name consists of four specialty chocolate flavors in three sizes. Both the DiNATURA(TM)(see "DESCRIPTION OF BUSINESS-Status of New Products"), and the Godiva Chocolatier Cafe' Godiva(R)brands are for distribution to the specialty coffee and the food service industries. The SENZA RIVALE(TM)brand consists of 35 flavors and the SENZA ZUCCHERO brand consists of 14 sugar free flavors. The SENZA brands are distributed through supermarkets, specialty food stores and the food service industry. With the acquisition of the SENZA brand, the FLAVOR-MATE(R)brand along with SAN MARINO FLAVORED SYRUPS brands have been converted to private label brands for certain customers. The Company also manufactures private label flavoring syrups for distribution direct to the private label customer. The primary use of flavoring syrups are to flavor beverages including coffee, tea, and espresso-based drinks. Granita flavoring syrups are used for granita machines and frozen blender drinks.

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

The Company packages four different sugars and seven different toppings for use primarily in the espresso and food service industries. These sugars and toppings are also available in supermarkets and specialty food stores for consumer use in beverages and desserts. The sugars and toppings are available in the DOLCE(R) and FLAVOR-MATE(R) brand names.

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

STATUS OF NEW PRODUCTS

The Company announced the DiNATURA(TM) product line in fiscal year 1997.
Since that time, the Company increased the number of DiNATURA(TM) flavors and has encountered many other development delays. Production of the initial flavors of the DiNATURA(TM) premium natural flavored syrups finally began on July 20, 1998. Development costs for DiNATURA(TM) were approximately $62,000 and $23,000 for the fiscal years ended April 30, 1998 and 1997 respectively. The Company anticipates additional capital expenditures of approximately $95,000 to complete production development of the DiNATURA(TM) premium natural flavored syrups.

PATENTS, TRADEMARKS AND LICENSES

The Company has obtained federal trademark protection for its DOLCE(R) and FLAVOR-MATE(R) products. The Company has also obtained federal trademark protection for SELECT ORIGINS(R), THE COOKING EXPERIENCE(R), SOPHISTICATED NIBBLES(R), STEARNS & LEHMAN(R),

LIMITED HARVEST(R), and GIFT OF BRAN(R). The Company is in the process of obtaining federal trademark protection for its DiNATURA(TM) products and the recently acquired SENZA RIVALE(TM) trademark. The Company keeps all of its proprietary information confidential and takes steps to insure that the results of its development activities (i) are not disclosed and (ii) remain protected under common law, including requiring certain of the Company's key employees to execute written agreements regarding trade secrets and certain restrictive covenants. There can be no assurances that technology and other information acquired by the Company pursuant to its development activities will constitute trade secrets under applicable laws. The Company currently has a license agreement with Godiva Chocolatier, Inc. to market and sell flavoring syrups to the specialty coffee industry under the Godiva Chocolatier Cafe' Godiva brand name. The Company does not hold any patents.

DISTRIBUTION AND MARKETING

The Company has distribution arrangements with more than 70 distributors in the United States, Canada, England, New Zealand, Australia, Switzerland, Israel, Denmark and Mexico, most of which are members of the National Food Distributors Association. All sales to foreign and domestic distributors are conducted in U.S. currency. The majority of the distributors distribute directly to retailers, such as supermarket chains and specialty food stores. Utilizing a distributor enables the retailer to maximize efficient use of time and profit by shifting responsibility for stocking shelves, pricing product, rotating stock, providing shelf tags and maintaining inventory to the distributor. The distributor also coordinates in-store product demonstrations and removes damaged or unsalable products. The Company does not have any written supply agreements with its distributors. The Company periodically issues product price lists to all current distributors. The price list indicates the product price and payment terms of net 30 days with approved credit and freight F.O.B. Mansfield, Ohio. Any modification of price, payment terms or freight billing from the price list is made verbally between the distributor and the Company.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's principal products consist primarily of liquid sucrose, flavors, packaging and water. The Company has its own water filtration system which is connected to municipal water supplies. The Company currently acquires its liquid sucrose from The Amalgamated Sugar Company. Liquid sucrose is readily available from several large sugar refiners. Flavors are currently obtained from a large number of specialty flavor companies. Each flavor is purchased from a sole source supplier and a change in the availability of a flavor or supplier could result in a delay in production and a change in the flavor profile of the end product. As part of a Marketing and Development Agreement with Cultor, the Company has agreed to Cultor being a primary supplier of flavoring material if Cultor can meet the Company's technical and flavor specifications at a competitive price. Packaging consists primarily of corrugated boxes, bottles and labels. The Company owns the tooling for boxes and labels and can obtain these materials from a large number of vendors. The primary bottle can be obtained from two vendors, Plaxicon and Plastipak. Most other bottles and containers used by the Company are readily available from a number of sources.

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

DEPENDENCE ON MAJOR CUSTOMERS

For the fiscal years ended April 30, 1998 and 1997, Starbucks represented 35% and 27% of the Company's total sales, respectively. In addition, for the fiscal years ended April 30, 1998 and 1997, Starbucks represented 69% and 75% of the sales from the Company's Kent, Washington facility, respectively. The Company's eight major customers represent approximately 65% and 57% of the Company's total sales, respectively, for the fiscal years ended April 30, 1998 and 1997. However, other than Starbucks, no other customer exceeded 8% of the Company's total sales in fiscal year 1998 or 1997.

If the Company lost the Starbucks' business, the current estimated reduction in net income before taxes would be approximately $750,000. The loss in revenue would be offset by a reduction in overhead. The majority of the reduction in overhead would result from the expected closure of the Washington facility. The Company would have to reposition its West Coast marketing efforts to compensate for this closure. However, because only approximately 14% of the Company's non-Starbucks business is serviced from this facility, the potential impact of this closure would be minimal.

The Company has a written supply agreement through August 31, 1999 with Starbucks. This exclusive supplier agreement details the manufacturing of flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. The price of the syrups are defined within the agreement, along with a mechanism for price increases associated with increased production costs. Under this agreement, payment for products are required to be made within 30 days upon receipt of invoice. Both the Company and Starbucks can cancel this agreement with 60 days written notice for price disagreements and Starbucks can cancel this agreement with 90 days written notice if the Company does not match a lower price from a competitor.

OPERATIONS AND MANAGEMENT/EMPLOYEES

As of July 15, 1998, the Company employed 51 people, all of which are full-time employees. None of the employees are unionized and the Company's management is unaware of any efforts by its employees to unionize.

The Company adopted the 1994 Stock Option Plan (the "Plan") to help attract and retain employees. at the Company's annual meeting of shareholders held on March 31, 1994. As of April 30, 1998, the Company has not issued any options under the Plan. The Company is authorized to, and in the future may issue up to 275,000 common shares, no par value (the "common shares of the Company") under the plan.

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

The United States flavorings industry in general, and the Company in particular, are subject to the regulations set forth in Section 403 of the Food, Drug and Cosmetic Act which specifically establishes the FDA and gives the FDA authority to establish regulations governing food manufacturing and distribution. This industry is governed by other federal agencies only as prescribed by the FDA and such Act. Specifically, the Company is required to comply with regulations set forth by the FDA in Title 21 of the Code of Federal Regulations. A few examples of such regulations are Good Manufacturing Practices (21 CRF110) and Food Labeling (21 CFR100).

The Company is also subject to and continues to monitor compliance with the Federal Nutrition Labeling Act of 1990. In addition, the Company has established a volunteer Hazard Analysis Critical Control Points (HACCP) program similar to the FDA Seafood HACCP regulations.

The Company believes it is in compliance with applicable government regulations, including environmental, and these regulations are elementary to its normal manufacturing practices. Consequently, the Company incurs minimal additional costs to comply with these regulations.

ITEM 2.      DESCRIPTION OF PROPERTY

EXECUTIVE OFFICE, MIDWEST MANUFACTURING AND WAREHOUSE FACILITY

As of August 16, 1997, the Company moved into a new 50,000 square foot facility, located at 30 Paragon Parkway in Mansfield, Ohio. This facility, costing approximately $1,824,000, will serve as the Company's executive offices and the eastern United States manufacturing and warehouse facility. In addition to this facility, the Company owns a 12,600 square foot building at 64 Surrey Road in Mansfield, Ohio. This building is used for additional warehouse and storage space. The Company owns the Surrey Road building clear of debt and has a $750,000 mortgage note payable on the new facility.

WESTERN UNITED STATES MANUFACTURING AND WAREHOUSE FACILITY

In March, 1998, the Company renewed, for five years starting June 1, 1998, a lease for a 18,000 square foot warehousing and manufacturing facility in Kent, Washington outside of Seattle. This facility is comprised of 12,000 square feet of warehouse space and 6,000 square feet of manufacturing space. The Company has installed over $200,000 of automated manufacturing equipment in this facility. The facility enables the Company to better serve its west coast customers and provides increased manufacturing capacity. The base rent for this facility averages to $7,516.20 per month for the five year period. In addition to base rent, the Company is responsible for real estate taxes and operating fees which, collectively, averaged $2,002.00 per month during the fiscal year ended April 30, 1998. The Company is also required to maintain public liability insurance.

EQUIPMENT AND ADEQUACY OF FACILITIES

The Company owns substantially all of the equipment at its executive offices and manufacturing and warehouse facilities. This includes five automated production lines. Four of these lines are located in Mansfield, Ohio with another located at the Kent, Washington facility. Both the new Mansfield, Ohio and the Kent, Washington facilities have space for an additional automated production line.

The Company believes that its facilities are adequate for its current and anticipated needs and are adequately covered by insurance.

NOTES PAYABLE

The Company issued a $750,000 mortgage note payable to First Knox National Bank ("First Knox") collateralized by the real estate located at 30 Paragon Parkway Road in Mansfield, Ohio and by substantially all the assets of the Company. Construction of the Company's new facility was substantially completed on August 16, 1997. The mortgage note is payable in monthly installments of $9,652.28, including variable interest at a rate of 9.25%. Final payment will be due on July 2, 2007. The interest rate cannot change more than once every year and is based upon 0.75% over the Wall Street Journal Prime rate. On December 4, 1997, the Company borrowed $140,098 on a note payable from First Knox payable in eighteen monthly principal payments plus interest at a rate of prime plus 0.5% commencing on January 31, 1997. The Wall Street Journal Prime rate as of July 15, 1998 was 8.5%. Pursuant to the terms of this note, all tangible property must be fully insured. The financial covenants and ratios imposed by First Knox with respect to such notes are as follows:

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

On December 4, 1997, the Company borrowed $120,000 from Ricter in connection with the Company's acquisition of Ricter's inventory, equipment, customers, product formulas, trademarks and other intangible assets. The note from Ricter is payable in eighteen monthly principal payments commencing July 1, 1999. Interest on the note is payable monthly from December 4, 1997 at a rate of 8.25%.

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

                                                      PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

MARKET INFORMATION

Prior to January, 1995, the common shares of the Company (the "Common Stock") were traded only by a single market maker and did not have an NASD inter-dealer transaction price. From that date until December 17, 1996, the common shares of the Company were traded in the over-the-counter market. Since December 17, 1996, the common shares have been traded on The NASDAQ SmallCap Market tier of the NASDAQ Stock MarketSM under the symbol "SLHN." As of July 15, 1998, the Company had seven listed market makers. The following table sets forth the high and low sales prices of the common shares of the Company as reported by The Nasdaq Stock Market(R):



Quarter Ended April 30, 1998                           High $5.75    Low $4.00

Quarter Ended January 31, 1998                         High $6.25    Low $4.625

Quarter Ended October 31, 1997                         High $6.375   Low $5.00

Quarter Ended July 31, 1997                            High $6.625   Low $4.75

Quarter Ended April 30, 1997                           High $7.50    Low $6.00

Period of December 17, 1996                            High $7.25    Low $6.00
    thru January 31, 1997

The following table sets forth the actual NASD inter-dealer transaction prices for the Common Stock for the previous fiscal quarters as reported by Bloomberg
L.P.:


Period of November 1, 1996                             High $6.50    Low $5.00
    thru December 16, 1997

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

Quarter Ended April 30, 1996                           High $7.00    Low $5.00

Quarter Ended January 31, 1996                         High $7.50    Low $6.00

Quarter Ended October 31, 1995                         High $7.25    Low $5.00

Quarter Ended July 31, 1995                            High $4.375   Low $4.00

HOLDERS

At June 30, 1998, the approximate number of holders of record of shares of Common Stock was 780.

DIVIDENDS

The Company has not paid any cash dividends during the last two fiscal years ended April 30, 1998 and 1997 and has no present intention of paying dividends. The Company cannot, without written prior consent of First Knox, pay any dividends on the Common Stock.

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

PLAN OF OPERATION

The Company's plans, for the fiscal year ended April 30, 1999, are primarily a continuation of endeavors initiated in the fiscal year ended April 30, 1998. While private label syrup sales continue to be the backbone of the Company's business, efforts continue to strengthen the market penetration of the DOLCE(R) and The Godiva Chocolatier Cafe' Godiva brands of specialty chocolate flavored flavoring syrups. In addition, with the start of production of the DiNATURA(R) premium natural flavored syrups, the Company anticipates a favorable market impact in the premium niche of the flavoring syrup market. The Company also plans to continue its efforts to enhance revenue growth through strategic acquisitions.

Specifically, the Company's plans for the DOLCE(R) brand of flavoring syrups call for continued growth in the distribution network through the addition of master distributors. Master distributors typically are large, financially sound organizations that have the resources to readily market the Company's products and order and receive product in larger quantities. The larger order quantities decrease freight costs per product unit. Because of the additional market presence provided by the master distributors, the Company is able to be a stronger competitor in the national market.

The Company's view is that the flavoring syrup market is weak in brand name recognition. As a result, the Company initiated efforts to obtain partnering arrangements that enhance the brand name recognition of its products. Currently, the Company has an agreement with Godiva Chocolatier, Inc. for the use of the Godiva Chocolatier Cafe' Godiva brand name and recently initiated an advertising campaign to market this product line. The Company believes that the Godiva brand name will encourage new consumers to use the product and subsequently strengthen retail sales.

The Company's DiNATURA(R) premium natural flavored syrups will round out the Company's flavoring syrup line. This product, intended to be the "best in the class", will enable the Company to cover all segments of the flavoring syrup market. It is anticipated that this product line coverage will eliminate the need for distribution channels to handle products from competitors.

The Company moved into its new manufacturing, warehouse and executive office facility in Mansfield, Ohio in August 1997 and the Company continues to develop new methods and procedures to maximize efficiencies in the production and shipment of its products. The installation of a year 2000 compliant sophisticated manufacturing and business computer system is underway. Currently all the financial and accounting modules have been implemented and efforts are underway to install the manufacturing modules. The plans call for complete implementation by April 30, 1999. When the system is fully implemented, the Company anticipates a reduction in inventory carrying costs, improved production planning and customer deliveries and significant improvements in product and customer profitability analysis.

The Company's plans also include evaluating and proceeding with strategic acquisitions to enhance revenue growth. The Company is looking for acquisitions that will add volume to its existing product lines or that will compliment its existing product lines. For the year ended April 30, 1998 the Company made two acquisitions that added volume to existing product lines and as of July 15, 1998, the Company is involved in the search process for additional acquisitions.

SELECTED SUMMARY FINANCIAL INFORMATION


                                           FISCAL YEAR       FISCAL YEAR      FISCAL YEAR      FISCAL YEAR
                                            APRIL 30,         APRIL 30,        APRIL 30,        APRIL 30,
                                               1998              1997             1996             1995
BALANCE SHEET:
   CURRENT ASSETS                           $   3,556,309     $   2,956,601    $   1,889,929    $   2,567,618
   TOTAL ASSETS                             $   7,514,201     $   5,780,362    $   3,973,037    $   4,211,961
   CURRENT LIABILITIES                      $   1,156,514     $   1,050,774    $   1,417,743    $     924,388
   LONG TERM DEBT, NET OF CURRENT           $     802,353     $       2,256    $     144,500    $     408,355
   PORTION
   TOTAL LIABILITIES                        $   2,010,146     $   1,053,030    $   1,562,243    $   1,332,743
   SHAREHOLDERS' EQUITY                     $   5,504,055     $   4,727,332    $   2,410,794    $   2,879,218
STATEMENTS OF OPERATIONS:
   TOTAL SALES                              $   9,242,530     $   7,381,105    $   5,514,753    $   5,557,469
   COST OF GOODS SOLD                       $   6,613,046     $   5,432,588    $   4,343,803    $   3,935,180
   SELLING, GENERAL AND                     $   1,758,667     $   1,588,865    $   1,774,118    $   1,359,406
   ADMINISTRATIVE EXPENSES
   NET INCOME (LOSS)                        $     659,716     $     402,272    $   (732,915)   $      156,718
   BASIC AND DILUTED EARNINGS (LOSS)         $       0.20     $        0.13    $      (0.26)   $         0.06
   PER SHARE

QUARTERLY INFORMATION FOR THE              4TH QUARTER        3RD QUARTER      2ND QUARTER      1ST QUARTER
YEAR ENDED APRIL 30, 1998
BALANCE SHEET:
   CURRENT ASSETS                           $   3,556,309     $   3,181,291    $   2,747,143    $   2,555,962
   TOTAL ASSETS                             $   7,514,201     $   7,220,671    $   6,638,931    $   6,187,156
   CURRENT LIABILITIES                      $   1,156,514     $   1,123,000    $     952,084    $   1,311,423
   LONG TERM DEBT, NET OF CURRENT           $     802,353     $     840,524    $     694,642    $     110,286
   PORTION
   TOTAL LIABILITIES                        $   2,010,146     $   1,963,524    $   1,646,726    $   1,421,709
   SHAREHOLDERS' EQUITY                     $   5,504,055     $   5,257,147    $   4,992,205    $   4,765,447
STATEMENTS OF OPERATIONS:
   TOTAL SALES                              $   2,409,321     $   2,432,955    $   2,491,263    $   1,908,991
   COST OF GOODS SOLD                       $   1,519,009     $   1,804,891    $   1,848,863    $   1,440,283
   SELLING, GENERAL AND                     $     479,484     $     411,369    $     439,664    $     428,150
   ADMINISTRATIVE EXPENSES
   NET INCOME                               $     246,908     $     147,935    $     226,758    $      38,115
   BASIC AND DILUTED EARNINGS               $        0.08     $        0.05    $        0.07    $        0.01
   PER SHARE




QUARTERLY INFORMATION FOR THE              4TH QUARTER       3RD QUARTER      2ND QUARTER      1ST QUARTER
YEAR ENDED APRIL 30, 1997
BALANCE SHEET:
   CURRENT ASSETS                           $   2,956,601     $   3,762,852    $   2,635,424    $   2,022,950
   TOTAL ASSETS                             $   5,780,362     $   5,987,157    $   4,630,923    $   4,075,008
   CURRENT LIABILITIES                      $   1,050,774     $   1,507,068    $   1,674,796    $   1,316,627
   LONG TERM DEBT, NET OF CURRENT           $       2,256     $      33,309    $     365,055    $     394,688
   PORTION
   TOTAL LIABILITIES                        $   1,053,030     $   1,540,377    $   2,039,851    $   1,711,315
   SHAREHOLDERS' EQUITY                     $   4,727,332     $   4,446,780    $   2,591,072    $   2,363,693
STATEMENTS OF OPERATIONS:
   TOTAL SALES                              $   1,888,778     $   2,034,609    $   2,117,080    $   1,340,638
   COST OF GOODS SOLD                       $   1,433,659     $   1,475,180    $   1,512,394    $   1,011,355
   SELLING, GENERAL AND                     $     412,495     $     406,794    $     408,321    $     361,255
   ADMINISTRATIVE EXPENSES
   NET INCOME (LOSS)                        $      15,578    $      211,666    $     227,379    $     (52,351)
   BASIC AND DILUTED EARNINGS (LOSS)        $        0.00    $         0.07    $        0.08    $       (0.02)
   PER SHARE

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1998 AND 1997

Net sales for the fiscal years ended April 30, 1998 and 1997 were $9,242,530 and $7,381,105, respectively, which represents a 25.2% increase. Private label flavored syrup sales and the Company's branded flavored syrup sales increased by 33.3% and 26.8%, respectively, while the sales of other Company products decreased by 6.7% for the fiscal year ended April 30, 1998 compared to the fiscal year ended April 30, 1997. For the fiscal year ended April 30, 1998, private label and the Company's branded flavored syrup sales represented 68.5% and 18.2% of gross sales, respectively, while the Company's other products represented 13.3% of gross sales. The increase in private label flavored syrup sales was primarily the result of significant sales growth by several of the Company's private label customers. The increase in the Company's branded flavored syrup sales was primarily due to the acquisition of the SENZA RIVALE(TM), the SENZA ZUCCHERO and the SAN MARINO FLAVORED SYRUP brands, and the effect of the recovery in January, 1997 of a Flavor-Mate(R) customer lost in January, 1996. The unit sales volume of the Dolce(R) brand of flavoring syrups increased for the fiscal year ended April 30, 1998. However, as a result of master distributor pricing (See "Plan of Operation"), the dollar sales of the Dolce(R) brand decreased by 4.0% compared to the fiscal year ended April 30, 1997. The net sales of other Company products decreased primarily as a result of significant decreases in the sales of flavorings, cod liver oil, and cinnamon and mulling sticks.

The Company, in an on going effort to improve the profitability of the other products sales category, disposed of the Grandma's Choice line of extracts and flavorings in February 1998 and ceased production of the Gran'Mere's product line in March 1998.

The increase in sales volume in the fiscal year ended April 30, 1998 and the new manufacturing facility in Mansfield, Ohio permitted the Company to improve manufacturing efficiencies, resulting in cost of sales, as a percentage of net sales, decreasing to 71.6% compared to 73.7% for the fiscal years ended April 30, 1998 and 1997, respectively. Cost of sales increased by $1,180,458 for the current year compared to the fiscal year ended April 30, 1997. This increase primarily was a result of higher sales volume, resulting in increased material, freight-in, labor, and packaging costs. The increase in cost of sales in the fiscal year ended April 30, 1998 was also the result of increased depreciation due to the new manufacturing facility, and an increase in freight-out costs due to free freight on large product shipments to master distributors. These increases were partially offset by decreased costs associated with continued improvement in manufacturing controls resulting in lower scrappage, and the elimination of building rent in Mansfield, Ohio after the move to the new facility.

Selling, general and administrative expenses increased by 10.7% or $169,802 for the fiscal year ended April 30, 1998 compared to the fiscal year ended April 30, 1997. This increase resulted from increased participation in trade shows, increased travel costs, increased depreciation expense, increased employee costs associated with an increase in the sales and marketing staff and an increase in employee health and general corporate insurance costs. These increases were offset by decreases in sales commission expense and advertising costs. The Company also recorded a large increase in public relations expenses associated with efforts to increase the marketability of the Company's common shares and with complying with SEC disclosure requirements. In addition, the Company recorded expenses associated with the disposal of its former Mansfield manufacturing building.

The Company recorded income tax expense of $171,422 for the year ended April 30, 1998 compared to a income tax benefit of $96,601 for the year ended April 30, 1997. This $268,023 change is primarily the result of increased earnings and reversal of a previously recorded valuation allowance due to the usage of the Company's net loss carry forwards.

As a result of the foregoing, the Company reported net income of $659,716, or $0.20 per basic and diluted weighted average number of Common Stock outstanding, for the fiscal year ended April 30, 1998 compared to a net income of $402,272, or $0.13 per basic and diluted weighted average number of Common Stock outstanding, for the fiscal year ended April 30, 1997. The weighted average number of Common Stock outstanding increased to 3,246,375 for the current year compared to 2,994,679 for the previous fiscal year. The increase primarily reflects increased Common Stock outstanding as a result of the Company's stock offering, warrants exercised and conversion of subordinated debt into Common Stock.

Net income for the 4th quarter of the fiscal year ended April 30, 1998 increased approximately $164,000 because of year end inventory adjusting entry. The amount of the year end inventory adjustment, pre-tax, was approximately $254,000. The primary purpose of the adjusting entries was to capitalize labor and overhead associated with the production of finished goods inventory still on-hand as of April 30, 1998 and to record the year end physical inventory adjustment. The Company uses a gross margin method to estimate cost of sales during the interim period and an adjustment is recorded at year end to properly reflect activity based on the results of the physical inventory.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1997 AND 1996

Net sales for the fiscal years ended April 30, 1997 and 1996 were $7,381,105 and $5,514,753, respectively, which represents a 33.8% increase. Private label flavored syrup sales increased by 69.9% while the Company's branded flavored syrup sales decreased by 0.3% and the sales of other Company products decreased by 9.9% for the fiscal year ended April 30, 1997 compared to the fiscal year ended April 30, 1996. For the fiscal year ended April 30, 1997, private label and the Company's branded flavored syrup sales represented 64.2% and 17.9% of gross sales, respectively, while the other Company other products represented 17.9% of gross sales. The increase in private label flavored syrup sales was the result of significant sales growth by several of the Company's private label customers, and the addition of several new private label customers. The small decrease in the Company's branded flavored syrup sales was primarily due to a loss of a Flavor-Mate(R) customer in January, 1996 offset by an increase in sales of the Dolce(R) brand to the mid-west United States distributors. The Company was able to regain the lost Flavor-Mate(R) customer in January 1997. The net sales of other Company products decreased primarily as a result of dropping the Liquid Spice product line and large decreases in sales of the Gran'Mere's and Peppers and Salts product lines.

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

The increase in sales volume in the fiscal year ended April 30, 1997 permitted the Company to better utilize its manufacturing facilities, resulting in cost of sales, as a percentage of net sales, decreasing to 73.6% compared to 78.8% for the fiscal years ended April 30, 1997 and 1996, respectively. Cost of sales increased by $1,088,785 for the fiscal year ended April 30, 1997 compared to the previous fiscal year. This increase primarily was a result of higher sales volume, resulting in increased material, freight-in, labor, and plant supply costs. The increase in cost of sales in the fiscal year ended April 30, 1997 was also the result of increased depreciation and the decision to increase product testing by Company personnel. In addition, tooling costs also increased as a result of new private label customers in the fiscal year ended April 30, 1997. These increases were partially offset by decreased costs associated with improved manufacturing controls resulting in lower scrappage, a decrease in the cost of product testing performed by outside services and a decrease in maintenance costs.

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

As a result of the foregoing, the Company reported net income of $402,272, or $0.13 per basic and diluted weighted average number of Common Stock outstanding, for the fiscal year ended April 30, 1997 compared to a net loss of ($732,915), or ($0.26) per basic and diluted weighted average number of Common Stock outstanding, for the fiscal year ended April 30, 1996. The weighted average number of Common Stock outstanding increased to 2,994,679 from 2,781,249. This change primarily reflects increased Common Stock outstanding as a result of the Company's stock offering, warrants exercised, conversion of subordinated debt into Common Stock and treasury stock sold.

Net income for the 4th quarter of the fiscal year ended April 30, 1997 was reduced because of year end inventory and deferred income tax adjusting entries. The amount of the year end inventory adjustment was approximately $18,000. The amount of the year end deferred income tax adjustment was $23,000.

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 1998, the Company's working capital was $2,399,795 with a working capital ratio of 3.08 to 1. The Company's working capital has generally shown improvement over the previous four quarters. The working capital and working capital ratio for the quarters ended January 31, 1998, October 31, 1997, July 31, 1997 and April 30, 1997 were $2,058,291 and 2.83 to 1, $1,795,059 and 2.89 to 1, $1,244,539, and 1.95 to 1, and $1,905,827 and 2.81 to 1, respectively. The increase in working capital for the fiscal year ended April 30, 1998 was primarily a result of the Company's earnings invested in inventory and accounts receivables.

The Company's operating activities, for the fiscal year ended April 30, 1998, provided net cash of $102,620. The Company used $1,492,796 to acquire equipment and complete construction of a new manufacturing and office facility in Mansfield, Ohio, invest in life insurance policies, and make principal payments on notes payable and capital leases. During this period, the Company received cash of $890,000 from bank borrowings. The Company also received $74,324 from the nonrecurring sale of property and equipment, and the exercise of warrants provided net cash of $117,007. The Company also utilized $149,649 in cash to acquire the SENZA RIVALE(TM), the SENZA ZUCCHERO product lines. Consequently, during this period, cash and cash equivalents decreased $458,494. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

On December 2, 1997, the Company renewed a $400,000 bank line of credit. Also on December 2, 1997, the Company secured a $140,098 bank loan and a $120,000 promissory note associated with the acquisition of the SENZA RIVALE(TM), the SENZA ZUCCHERO product lines.

The Company, during the fiscal year ending April 30, 1998, experienced minor inflationary increases in the cost of its raw and packaging materials. The Company did not raise its selling price of its products and subsequently absorbed these cost increases.

The Company believes that the bank line of credit and cash from operating activities will be sufficient to finance operations and planned capital expenditures for the next 12 months.

YEAR 2000 COMPLIANCE

On June 4, 1997, the Company signed an agreement to purchase new computer application software and hardware. The installation and implementation of the application software is currently underway and is targeted for completion by April 1999. As of May 1, 1998, the financial modules of the software have been implemented. This software and hardware when fully implemented will be Year 2000 compliant. The Company, as of April 30, 1998, has incurred costs of $181,281 and anticipates $25,000 in additional installation costs to complete the project. The Company does not anticipate any other significant internal costs associated with Year 2000 compliance. The Company is vulnerable to potential disruption from suppliers and the Company will be assessing the extent of this vulnerability.

ITEM 7.      FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

1.  Financial Statements of Stearns & Lehman, Inc.                                                 Page

Report of Independent Accountants (dated June 26, 1998) .......................................    19

Balance Sheets as of April 30, 1998 and 1997 ..................................................    20

Statements of Income for the years ended April 30, 1998 and 1997 ..............................    22

Statements of  Shareholders' Equity for the years ended April 30, 1998 and 1997 ...............    23

Statements of Cash Flows for the years ended April 30, 1998 and 1997 ..........................    24

Notes to Financial Statements .................................................................    26

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Stearns & Lehman, Inc.

In our opinion, the accompanying balance sheets and the related statements of income and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Stearns & Lehman, Inc. at April 30, 1998 and 1997, and the results of its operations and its cash flows for each year of the two years in the period ended April 30, 1998, in conformity with general accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





   /s/   PricewaterhouseCoopers LLP
      ------------------------------


Columbus, Ohio
June 26, 1998

CONTINUED
STEARNS & LEHMAN, INC.

BALANCE SHEETS

April 30, 1998 and 1997


                                   ASSETS                                                 1998             1997

 Current assets:
     Cash and cash equivalents                                                        $     272,339    $    730,833
     Trade accounts receivable, net of allowance for doubtful accounts
           of $56,000 in 1998 and $46,000 in 1997                                         1,307,233         884,459
     Inventory                                                                            1,868,342       1,239,671
     Prepaid expenses and other                                                              69,930          75,639
     Deferred income taxes                                                                   38,465          25,999
                                                                                      --------------   -------------

        Total current assets                                                              3,556,309       2,956,601
                                                                                      --------------   -------------

 Property and equipment:
     Land                                                                                    73,928          80,848
     Buildings                                                                            1,829,823         137,734
     Building improvements                                                                   41,281          91,716
     Leasehold improvements                                                                   9,433          43,003
     Machinery and equipment                                                              1,756,977       1,412,061
     Office equipment                                                                       411,328         213,140
     Tooling                                                                                 89,873          59,344
     Vehicles                                                                                45,392          36,964
     Construction in progress                                                                               941,199
                                                                                      --------------   -------------

                                                                                          4,258,035       3,016,009

          Less accumulated depreciation                                                     957,822         780,538
                                                                                      --------------   -------------

        Net property and equipment                                                        3,300,213       2,235,471
                                                                                      --------------   -------------

 Goodwill, net                                                                              583,420         441,833
 Cash surrender value of life insurance                                                      42,076          23,611
 Trademarks and patents, net                                                                  3,863           4,560
 Deferred income taxes                                                                                       75,973
 Other assets                                                                                28,320          42,313
                                                                                      --------------   -------------

        Total assets                                                                  $   7,514,201    $  5,780,362
                                                                                      ==============   =============

                                                                              20
Continued

STEARNS & LEHMAN, INC.



                    LIABILITIES AND SHAREHOLDERS' EQUITY                                  1998             1997

 Current liabilities:
     Accounts payable                                                                 $     768,093    $    801,672
     Accrued expenses                                                                       240,476         239,275
     Current portion of notes payable                                                       145,689
     Current portion of capital lease obligations                                             2,256           9,827
                                                                                      --------------   -------------

        Total current liabilities                                                         1,156,514       1,050,774
                                                                                      --------------   -------------

 Long-term liabilities:
     Notes payable, net of current portion                                                  802,353
     Capital lease obligations, net of current portion                                                        2,256
     Deferred income taxes                                                                   51,279
                                                                                      --------------   -------------

        Total long-term liabilities                                                         853,632           2,256
                                                                                      --------------   -------------

        Total liabilities                                                                 2,010,146       1,053,030
                                                                                      --------------   -------------

 Shareholders' equity:
     Common shares, no par value; 4,000,000 shares authorized, 3,275,965 and
          3,230,052 issued and 3,272,665 and 3,226,752 outstanding as of April
          30, 1998 and 1997,
          respectively                                                                        3,614           3,563
     Additional paid-in capital                                                           5,208,876       5,091,920
     Retained earnings (accumulated deficit)                                                304,765       (354,951)
                                                                                      --------------   -------------

                                                                                          5,517,255       4,740,532

          Less treasury stock at cost; 3,300 shares                                          13,200          13,200
                                                                                      --------------   -------------

        Total shareholders' equity                                                        5,504,055       4,727,332
                                                                                      --------------   -------------

        Total liabilities and shareholders' equity                                    $   7,514,201    $  5,780,362
                                                                                      ==============   =============






The accompanying notes are an integral part of the financial statements.


STEARNS & LEHMAN, INC.

STATEMENTS OF INCOME

for the years ended April 30, 1998 and 1997


                                                                                          1998             1997

 Sales                                                                                $   9,242,530    $   7,381,105
 Cost of sales                                                                            6,613,046        5,432,588
                                                                                      --------------   --------------

        Gross profit                                                                      2,629,484        1,948,517

 Selling, general and administrative expenses                                             1,758,667        1,588,865
                                                                                      --------------   --------------

 Income from operations                                                                     870,817          359,652
                                                                                      --------------   --------------

 Other income (expense), net:
     Interest expense                                                                       (54,320)         (53,814)
     Interest income                                                                         16,641           13,952
     Other, net                                                                              (2,000)         (14,119)
                                                                                      --------------   --------------

                                                                                            (39,679)         (53,981)
                                                                                      --------------   --------------

 Income before income tax expense                                                           831,138          305,671
                                                                                      --------------   --------------

     Income tax expense (benefit):
        Current                                                                              56,636            5,371
        Deferred                                                                            114,786         (101,972)
                                                                                      --------------   --------------

        Total income tax expense (benefit)                                                  171,422          (96,601)
                                                                                      --------------   --------------

        Net income                                                                    $     659,716    $     402,272
                                                                                      ==============   ==============

        Earnings per share - Basic                                                    $         .20    $         .13
                                                                                      ==============   ==============

        Earnings per share - Diluted                                                  $         .20    $         .13
                                                                                      ==============   ==============

 Basic weighted-average common shares outstanding                                         3,246,375        2,994,679
                                                                                      ==============   ==============

 Diluted weighted-average common shares outstanding                                       3,273,029        3,033,365
                                                                                      ==============   ==============




The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

for the years ended April 30, 1998 and 1997


                                                              ADDITIONAL    ACCUMULATED                    TOTAL
                                     COMMON       COMMON        PAID-IN       EARNINGS     TREASURY       SHARE-
                                     SHARES        SHARES       CAPITAL      (DEFICIT)      SHARES       HOLDERS'
                                                                                                          EQUITY

 Balance at April 30, 1996           2,824,372    $   3,118   $ 3,178,099   $   (757,223)  $  13,200    $ 2,410,794

     Net income                                                                  402,272                    402,272

     Repurchase and                        (95)                      (664)                                     (664)
          retirement of
         common shares

     Conversion of debentures           48,230           53       264,947                                   265,000
          to
         common shares

     Issuance of common shares         354,245          392     1,649,538                                 1,649,930
                                   ------------   ----------  ------------  -------------  ----------   ------------

 Balance at April 30, 1997           3,226,752        3,563     5,091,920       (354,951)     13,200      4,727,332

     Net income                                                                  659,716                    659,716

     Exercise of warrants               45,913           51       116,956                                   117,007
                                   ------------   ----------  ------------  -------------  ----------   ------------

 Balance at April 30, 1998           3,272,665    $   3,614   $ 5,208,876   $    304,765   $  13,200    $ 5,504,055
                                   ============   ==========  ============  =============  ==========   ============









The accompanying notes are an integral part of the financial statements.


STEARNS & LEHMAN, INC.

STATEMENTS OF CASH FLOWS

for the years ended April 30, 1998 and 1997


                                                                                           1998              1997

 Cash flows from operating activities:
     Net income                                                                       $       659,716   $       402,272
     Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
        Bad debt expense                                                                       21,400            18,820
        Depreciation and amortization                                                         326,020           257,636
        Impairment and loss on the disposal of fixed assets                                    40,720             1,582
        Deferred income taxes                                                                 114,786          (101,972)
        Changes in assets and liabilities:
          Trade accounts receivable                                                          (444,174)         (318,614)
          Inventory                                                                          (589,179)         (107,123)
          Prepaid expenses and other                                                            5,709           (26,131)
          Accounts payable                                                                    (33,579)          316,265
          Accrued expenses                                                                      1,201            11,230
                                                                                      ----------------  ----------------

        Net cash provided by operating activities                                             102,620           453,965
                                                                                      ----------------  ----------------

 Cash flows from investing activities:
     Purchase of property and equipment                                                    (1,402,546)       (1,026,653)
     Proceeds from sale of property and equipment                                              74,324             3,500
     Cash surrender value of life insurance, net                                              (18,465)           (3,966)
     Purchase of other assets                                                                (149,649)
     Proceeds from purchase price adjustment                                                                     52,746
                                                                                      ----------------  ----------------

        Net cash used in investing activities                                              (1,496,336)         (974,373)
                                                                                      ----------------  ----------------

 Cash flows from financing activities:
     Net borrowings under notes payable                                                       890,000
     Principal payments on long-term debt and capital leases                                  (71,785)         (571,707)
     Purchase of treasury stock                                                                                    (664)
     Net proceeds from issuance of common shares                                              117,007         1,700,404
                                                                                      ----------------  ----------------

        Net cash provided by financing activities                                             935,222         1,128,033
                                                                                      ----------------  ----------------

 Net increase (decrease) in cash and cash equivalents                                        (458,494)          607,625

 Cash and cash equivalents, beginning of year                                                 730,833           123,208
                                                                                      ----------------  ----------------

        Cash and cash equivalents, end of year                                        $       272,339   $       730,833
                                                                                      ================  ================

Continued


STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                            1998             1997

 Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                                       $       54,321   $       61,582
                                                                                       ===============  ===============

 Supplemental schedule of noncash financing and investing activities:
     Conversion of subordinated debentures to common shares                                             $      265,000
                                                                                                        ===============
     Conversion of line of credit to note payable                                                       $      350,000
                                                                                                        ===============
     Issuance of note payable for business assets acquired                             $      120,000
                                                                                       ===============


 In 1997, the Company allocated $50,474 of deferred stock offering costs, incurred in 1996, against equity as a result of the issuance of common shares.














The accompanying notes are an integral parts of the financial statements.

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

       B. INVENTORIES: Inventory is valued at the lower of most recent costs or market which approximates cost using the first-in, first-out (FIFO) method. Indirect costs that do not relate to production of finished goods, including general and administrative expenses, are charged to expense as incurred. The Company uses a gross margin method to estimate cost of sales during interim periods. An adjustment is made at year end to record actual activity based on the results of the year end physical inventory. The year end adjustment was a $253,934 decrease and a $12,669 increase in cost of sales in 1998 and 1997, respectively.

       C. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: buildings and building improvements, 30 to 40 years; machinery and equipment, 5 to 10 years; tooling, 2 to 10 years; and vehicles, 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Depreciation expense was $253,948 in 1998 and $180,761 in 1997. Repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the applicable accounts, and any gain or loss from disposition is included in operations.

       D. EARNINGS PER SHARE: Earnings per share are computed in accordance with SFAS No. 128, "Earning Per Shares", which the Company adopted in the third quarter of the fiscal year ended April 30, 1998. Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average of dilutive warrants outstanding.


                                                                   APRIL 30, 1998    APRIL 30, 1997
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Common shares issued                                                    3,249,675         2,997,979
Treasury shares                                                            (3,300)           (3,300)
                                                                   ---------------   ---------------
     Basic shares                                                       3,246,375         2,994,679
     Dilutive effect of warrants                                           26,654            38,686
                                                                   ---------------   ---------------
          Diluted shares                                                3,273,029         3,033,365
                                                                   ===============   ===============

STEARNS & LEHMAN, INC.

       E. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. At April 30, 1997, the Company had $433,954 in cash equivalents which had been allocated for the construction of the new manufacturing and office building, pursuant to the Form SB-1 registration statement. Cash consists primarily of demand deposits held principally with one financial institution.

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

       H. ADVERTISING AND PROMOTION COSTS: Advertising and promotion costs are charged to operations as incurred. Advertising and promotion expense was $169,192 in 1998 and $197,780 in 1997.

       I. GOODWILL: Goodwill represents the excess of purchase price over fair value of net tangible assets acquired (see Notes 7 and 17). Goodwill is amortized on a straight-line basis over 10 to 12 years. Amortization expense was $57,383 in 1998 and $49,092 in 1997 and accumulated amortization was $204,660 and $147,277 at April 30, 1998 and 1997, respectively.

       J. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity. The carrying amount of variable rate debt issued approximates fair value because the interest rate changes with market interest rates and the carrying amount of fixed rate debt approximates fair value due to its short-term nature.

       K. FOREIGN SALES: The Company transacts all foreign sales to distributors and customers in United States currency.

       L. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STEARNS & LEHMAN, INC.

       M. CONCENTRATION OF RISK: The Company purchases certain products from sole-source suppliers of which there are currently no other suppliers used by the Company. A change in suppliers during certain peak periods could cause a delay in production and a possible loss of sales, which would affect operating results adversely.

          The Company has eight major customers which represented sales of approximately 65% in 1998 and 57% in 1997. The loss of any of these customers could have an adverse impact on the operating results of the Company.

          The Company maintains virtually all of its banking relationships with one financial institution.



 2.    INVENTORY:

       The major components of inventory at April 30, 1998 and 1997 were as follows:

                                                                        1998            1997

                 Raw materials                                      $   1,002,539   $     736,281
                 Work in process                                            2,708           7,278
                 Finished goods                                           863,095         496,112
                                                                    --------------  --------------

                       Total inventory                              $   1,868,342   $   1,239,671
                                                                    ==============  ==============


 3.    LINES OF CREDIT:

       On December 2, 1996, the Company signed a Line of Credit Agreement with a bank for $400,000 with interest at a rate of prime plus 0.5%. This Line of Credit Agreement was renewed on December 2, 1997 and expires on December 2, 1998. This agreement is collateralized by substantially all the assets of the Company and contains covenants that require the Company to maintain a certain minimum working capital and net worth and maintain a certain quick and current ratio. As of April 30, 1998, there was no outstanding balance under this agreement.

STEARNS & LEHMAN, INC.

 4.    NOTES PAYABLE:

       The Company had no notes payable at April 30, 1997. Notes payable at April 30, 1998 consisted of the following:

                  Note payable to a bank, collateralized by real estate,
                       accounts receivable, inventory, and equipment,
                       payable in monthly installments of $9,652 including
                       interest at a rate of prime plus 0.75% adjusted not
                       more than once per year,
                       due on July 2, 2007.                                                             $     719,055

                  Note payable to a company, unsecured, payable in monthly
                       installments of $7,111 including interest at a rate of
                       8.25% per annum commencing July 1, 1999, due on December
                       1, 2000. Interest will be paid monthly until the first
                       principal payment is
                       made on July 1, 1999.                                                                  120,000

                  Note payable to a bank, collateralized by accounts
                       receivable, inventory and equipment, payable in monthly
                       installments of $7,778 plus interest at a rate of prime
                       plus 0.5% (8.25% at April 30, 1998),
                       due on June 2, 1999.                                                                   108,987
                                                                                                        --------------

                       Total notes payable                                                                    948,042
                          Less current portion                                                                145,689
                                                                                                        --------------

                                                                                                        $     802,353
                                                                                                        ==============

       Future maturities of notes payable at April 30, 1998 are as follows:




       YEAR ENDING APRIL 30,

       1999                         $     145,689
       2000                               137,669
       2001                               117,942
       2002                                68,751
       2003                                75,292
       Thereafter                         402,699
                                    --------------
                                    $     948,042
                                    ==============

STEARNS & LEHMAN, INC.

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



 6.    LEASE COMMITMENTS:

       The Company leases a building and certain office and production equipment under noncancelable operating lease agreements expiring through fiscal 2004. The building lease provides for future minimum rent escalations. Minimum rental commitments under noncancelable operating leases at April 30, 1998 are as follows:




           YEAR ENDING APRIL 30,

           1999                        $     116,494
           2000                              112,304
           2001                              117,034
           2002                              117,465
           2003                              121,996
           Thereafter                         10,164
                                       --------------
                                       $     595,457
                                       ==============

       Total rent expense charged to operations for all operating leases was $120,894 in 1998 and $133,178 in 1997.

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

       36,000 of the shares issued were placed in escrow to provide security to the Company in the event the Company suffers any losses arising from misrepresentations by Select or its former

STEARNS & LEHMAN, INC.

       shareholders. During fiscal 1995, the Company received 18,526 of the escrow shares pursuant to an agreement with former shareholders of Select. On June 29, 1995, the Company filed a claim for the remaining 17,474 shares held in escrow.

       The purchase also allowed for the issuance of 50,000 additional shares (augmentation) if certain events did not occur subsequent to the merger. The Company believes that only one of two objectives stated in the Purchase Agreement needed to be achieved, and if neither was achieved, then augmentation would occur. The Company did not achieve one of the objectives. Based on the interpretation by certain former shareholders of Select that both objectives must be achieved, they filed a claim for the shares to augmentation on July 21, 1995.

       As of April 30, 1998, the Company has settled the escrow and augmentation issues with certain former shareholders of Select for 17,162 shares of which 17,057 shares were in escrow on April 30, 1996 and 105 shares were contingently issuable upon settlement. The Company repurchased and retired the 95 contingently issuable shares (see Note 8). The Company intends to settle the escrow and augmentation issues with the remaining former shareholders of Select for 420 shares of which 417 were in escrow on April 30, 1998 and April 30, 1997 and 3 were contingently issuable upon settlement. The settlement has been recorded in the financial statements at April 30, 1998 and 1997 as an adjustment to the original purchase price.



 8.    COMMON STOCK TRANSACTIONS:

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

       On November 25, 1997, 25,000, 10,913 and 10,000 shares of the Company's common stock were issued at $3.50, $3.15 and $3.00 per share, respectively, upon exercise of warrants (see Note 9).



 9.    WARRANTS TO PURCHASE COMMON STOCK:

       During 1997, the Company issued warrants to two directors to purchase 5,000 and 3,798 shares of common stock at an exercise price of $5.50 per share, which expire March 14, 2007. The warrants were fully exercisable at the date of grant.

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

       During 1998, the Company issued warrants to two directors for each to purchase 5,000 shares of common stock at an exercise price of $5.625 per share, which expire January 20, 2008. The warrants were fully exercisable at the date of grant.

       During 1998, 25,000, 10,913 and 10,000 shares of the Company's common stock were issued at $3.50, $3.15 and $3.00 per share, respectively, upon exercise of warrants.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for warrants granted as the Company believes warrants were granted at fair market value at the date of grant. The Company did not recognize any expense for warrants granted during the year ended April 30, 1998. Had compensation cost for the warrants granted been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The 1998 pro forma amounts include the effect of the reversal of prior years pro forma net operating losses under SFAS No. 123.


                                                          1998           1997

      Net income                     Pro forma         $   600,531    $   379,887
                                     As reported           659,716        402,272

      Diluted earnings per share     Pro forma                0.18           0.13
                                     As reported              0.20           0.13

       In determining the pro forma amount of stock-based compensation on a basis consistent with SFAS No. 123, the fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: no dividend yield; expected volatility 80.0% and 63.7%; risk-free interest rate of 6.25% and 6.15%; and expected life of 6.0 years and 3.0 years for warrants granted in 1998 and 1997, respectively.

STEARNS & LEHMAN, INC.

       A summary of the status of the Company's warrants as of April 30, 1998 and 1997, respectively; and changes during the years then ended is presented below:

                                                                    1998                          1997
                                                         ----------------------------  ----------------------------
                                                                          WEIGHTED-                     WEIGHTED-
                                                                          AVERAGE                       AVERAGE
                                                                          EXERCISE                      EXERCISE
                          WARRANTS                          SHARES          PRICE         SHARES          PRICE
                                                         --------------   -----------  --------------   -----------

             Outstanding at beginning of year                  139,365    $     4.20         100,367    $     3.49
             Granted                                            10,000    $     5.63          43,748    $     5.70
             Cancelled/recissioned
             Exercised                                        (45,913)    $     3.31         (4,750)    $     3.00

             Outstanding at end of year                        103,452    $     4.74         139,365    $     4.20

             Warrants exercisable at year-end                  103,452    $     4.74         104,415    $     3.68

             Weighted-average fair value of
                  warrants granted during the
                  year utilizing Black-Scholes
                  options pricing model                                   $     4.11                    $     3.15


       The following table summarizes information about warrants outstanding at April 30, 1998:

                                                                        NUMBER           WEIGHTED-           NUMBER
                                                                    OUTSTANDING AT        AVERAGE         EXERCISABLE
                                                                    APRIL  30, 1998   REMAINING LIFE     AT APRIL  30,
                               EXERCISE PRICES                                                                1998

                   $3.00                                                     33,456       2.1 years              33,456
                   $3.15                                                      2,648       2.5 years               2,648
                   $5.50                                                     18,798       8.4 years              18,798
                   $5.63                                                     10,000       9.7 years              10,000
                   $5.75                                                     38,550       3.3 years              38,550
                                                                    ----------------  ----------------   ---------------

                                                                            103,452       4.4 years             103,452
                                                                    ================  ================   ===============


10.    STOCK OPTION PLAN:

       Effective March 4, 1994, the Company adopted the 1994 Stock Option Plan (the Plan). The shares that may be issued subject to options granted under the Plan shall not exceed 275,000 shares in aggregate. The options granted under the Plan may be designed as incentive stock

STEARNS & LEHMAN, INC.

        options or non-qualified stock options, at the discretion of the committee designated by the Board of Directors to administer the Plan. The option price for non qualified stock options shall not be less than 100% of the fair market value of a share on the effective date of the grant. The option price for incentive stock options shall not be less than 110% of the fair market value of a share on the effective date of the grant. As of April 30, 1998 and 1997, no options have been granted.



11.MANUFACTURING AND OFFICE BUILDING:

       On November 27, 1996, the Company entered into an agreement to construct a 50,000 square foot manufacturing and office building. As of April 30, 1997, the construction of the building was approximately 61% complete. The facility was substantially completed as of August 16, 1997.



12.INCOME TAXES:

       The components of the net deferred tax asset at April 30, 1998 and 1997 are as follows:

                                                                        1998            1997
                  Deferred tax assets:
                     Net operating loss carryforwards               $    131,353    $    315,982
                     Accrued expenses                                                     26,782
                     Other                                                 5,244           1,763
                     Allowance for doubtful accounts                      21,280          17,480
                                                                    -------------   -------------

                        Gross deferred tax assets                        157,877         362,007

                  Deferred tax liabilities:
                     Property and equipment                              170,691         134,652
                                                                    -------------   -------------

                        Net deferred tax asset (liability)
                              before valuation allowance                (12,814)         227,355

                  Valuation allowance                                                    125,383
                                                                    -------------   -------------

                        Net deferred tax asset (liability)          $   (12,814)    $    101,972
                                                                    =============   =============

       The Company had net operating loss carryforwards of $549,109 at April 30, 1997. These net operating losses were utilized for the year ended April 30, 1998. In addition, the Company had net operating loss carryforwards available of $364,871 and $398,041 at April 30, 1998 and

STEARNS & LEHMAN, INC.

       1997, respectively, from the purchase of Select, of which $33,170 is available to deduct each year through April 30, 2009.

       As of April 30, 1997, a valuation allowance of $125,383 was recorded against the net deferred tax assets due to the potential uncertainty of their recoverability in future years. The valuation allowance was eliminated as of April 30, 1998 as continued profitability has reduced the uncertainty of the utilization of net operating loss carryforwards.

       The Company utilized approximately $582,000 of net operating carryforwards in fiscal 1998.

       A reconciliation between the statutory federal income tax rate and the effective income tax on pretax earnings follows:

                                                                  1998       1997

                  Statutory income tax rate                      34.0 %    34.0 %
                  Local income tax, net of federal
                        income tax effect                         0.8       1.1
                  Permanent differences                           3.0       6.6
                  Adjustments to prior year tax
                        calculations                             (3.0)      3.6
                  Reduction in valuation allowance              (15.1)    (80.1)
                  Other items, net                                0.9       3.2
                                                                 ----      ----

                        Effective income tax rate                20.6 %    (31.6) %
                                                                 ====      ====


 13.   COMMITMENTS:

       The Company has an agreement to supply a customer with a product at specified prices. The agreement is effective September 1, 1997, with an initial term of two years, expiring on August 31, 1999.

       The agreement shall terminate at the end of the initial term if written notice to terminate is given by either party at least 60 days prior to the last day of the initial term. Otherwise, following the initial term, the agreement shall renew and continue from year to year until canceled upon 30 days written notice by either party.

       On October 7, 1997, the Company signed an agreement with a vendor to supply certain containers. The term of this agreement is for three years, commencing with the date of the first shipment of regular production containers. The cost of the molds used for the production of these containers, totaling $262,193, has been incorporated into the purchase price of the containers. Subsequently, the cost of the molds will be amortized over the term of the agreement. If the quantity of containers purchased over the term of the agreement is insufficient to amortize the cost of the molds, the Company is obligated to pay the unamortized portion at

STEARNS & LEHMAN, INC.

       the end of the agreement. Regular production deliveries had commenced on March 3, 1998 and as of April 30, 1998, the Company had purchased 4% of containers covered under the agreement.

       As a result of the Select purchase (see Note 7), the Company is required to pay royalty payments for sales of the Gran'Meres' brand name. The required payments are the greater of $35,000 or 5% of gross sales for the calendar years ended December 31, 1995 and 1996, 3% of gross sales for the calendar years 1997, 1998 and 1999 and 2% of gross sales for the calendar years 2000 through 2016. Accordingly, the Company had accrued $70,479 at April 30, 1997. As of July 9, 1997, the Company reached an agreement to return the rights of the Gran'Meres' brand name to the owners for a payment of $50,000.



 14.   CONTINGENCIES:

       The Company is involved in various legal proceedings that are incidental to the conduct of its business. Although amounts with respect to these proceedings cannot be determined, in the opinion of management, any such amounts will not have a material adverse effect on the Company's financial position, liquidity or results of operations.



15.    RELATED-PARTY TRANSACTIONS:

       An entity owned by an employee/board member provided services to the Company related to flight transportation. Expenses incurred from this entity were approximately $36,300 in 1998 and $53,000 in 1997. No payables were outstanding as of April 30, 1998 or 1997.



16.    YEAR 2000 COMPLIANCE:

       On June 4, 1997, the Company signed an agreement to purchase new computer application software and hardware. The installation and implementation of the application software is currently underway and is targeted for completion by April 1999. As of May 1, 1998, the financial modules of the software have been implemented. This software and hardware when fully implemented will be Year 2000 compliant. The Company, as of April 30, 1998, has incurred costs of $181,281 and anticipates $25,000 in additional installation costs to complete the project. The Company does not anticipate any other significant internal costs associated with Year 2000 compliance. The Company is vulnerable to potential disruption from suppliers, and the Company will be assessing the extent of this vulnerability.

STEARNS & LEHMAN, INC.

17.    BUSINESS ACQUISITIONS:

       On December 4, 1997, the Company acquired $39,492 of inventory, $31,187 of equipment, the customers, product formulas, trademarks, and other intangible assets of Ricter Enterprises, LTD., the manufacturer of the Senza Zucchero and Senza Rivale brands of flavoring syrups for $150,762 in cash and a $120,000 note payable. The Company obtained $140,000 in cash from a note payable to First Knox National Bank payable in eighteen monthly payments of $7,778 plus interest at a rate of prime plus 0.5% commencing on January 31, 1998. The $120,000 note payable to Ricter Enterprises, LTD. is payable in eighteen monthly principal payments, including interest at a rate of 8.25%, of $7,111 commencing July 1, 1999. Interest on the note to Ricter Enterprises, LTD is payable monthly until June 1, 1999 at a rate of 8.25%.

       On January 16, 1998, the Company acquired the rights to the San Marino Flavored Syrup product line from Cultor Food Science, Inc. ("Cultor") as part of a Marketing and Development Agreement that has been entered into between the two firms. Under this five year agreement, the Company acquired the rights to the San Marino product line, trademarks, customer lists, formulas and other related information from Cultor in exchange for Cultor supplying a minimum quantity of raw materials to the Company. These raw materials supplied by Cultor are subject to competitive pricing and meeting the technical and flavor specifications of the Company and its customers. The Company under no circumstances shall purchase less than $25,000 of raw materials per year from Cultor.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


             [The remainder of this page intentionally left blank.]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains the name, position, age and telephone number with the Company of each director and executive officer of the Company as of July 15, 1998. Directors are elected to a one year term, to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier resignation, removal from office, or death. The respective background of each director and executive officer is described following the table. Each of the executive officers devotes his or her full-time efforts to the affairs of the Company.

NAME                                POSITION                                            AGE      TELEPHONE NO.
----                                --------                                            ---      -------------
William C. Stearns         President, Treasurer and Director                            45       419/522-2722
Sally A. Stearns           Executive Vice President, Secretary and Director             38       419/522-2722
John A. Chuprinko          Chief Financial Officer                                      43       419/522-2722
Frank E. Duval             Director                                                     54       419/882-2314
Carter F. Randolph         Director                                                     42       513/891-4227

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

SALLY A. STEARNS - EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR

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

JOHN A. CHUPRINKO - CHIEF FINANCIAL OFFICER

John A. Chuprinko is a graduate of The Ohio State University, where he obtained a Bachelor of Science Degree in accounting, and the United States Navy Supply School in Athens, Georgia. Mr. Chuprinko was hired as the Chief Financial Officer of the Company on January 10, 1996 and is a Certified Public Accountant. Mr. Chuprinko is a member and past President of the Knox County, Ohio Airport Advisory Board and is a member and past Chairman of the Marion Technical College

Accounting Advisory Committee. From October 1994 to January 1996, Mr. Chuprinko served as the Chief Financial Officer and Treasurer of Na-Churs Plant Food Company, a national manufacturing company with $18,000,000 in sales, located in Marion, Ohio. Prior to that position, Mr. Chuprinko was the Controller at The J.E. Grote Company, Incorporated in Blacklick, Ohio.

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

CARTER F. RANDOLPH, PH.D. - DIRECTOR

Dr. Randolph, was appointed as a Director of the Company on March 29, 1996. Since 1987, Dr. Randolph has been the President of The Randolph Company, Inc. where he is responsible for the management of pension plans, foundations and trusts. From 1989 to the present, Dr. Randolph has been Executive Vice President and Trustee of the Green Acres Foundation where he is responsible for management, including all aspects of organization and operation of the private nonprofit foundation. Dr. Randolph has experience in the areas of estate planning, tax planning, IRS audit management, investment management, real estate management, farm management and property management. Dr. Randolph currently serves on the Board of Directors of Cintech Tele-Management Systems, Inc. Dr. Randolph is a member of the Board of Directors' Audit Committee.

SIGNIFICANT EMPLOYEES

PHYLLIS J. THOMAS

Ms. Thomas, age 44, has been employed by the Company since November 1993 and currently is the Director of Operations. Ms. Thomas is a graduate of Ashland University with a Bachelor of Science Degree in Business Administration. Prior to working for the Company, Ms. Thomas was a promotion specialist for R.J.R. Nabisco from 1990 to 1993.

JON D. WHITESIDE

Mr. Whiteside, age 38, was hired by the Company in March 1997 and currently is the national sales manager responsible for managing the Company's sales department, including the coordination of the regional sales personnel. Mr. Whiteside attended Arizona State University. From 1993 to March, 1997, Mr. Whiteside was the national sales manager for Saquella U.S.A. Inc., a $4,000,000 distributor of coffee and espresso industry products.

FAMILY RELATIONSHIPS

Except for Mr. and Mrs. Stearns, there are no family relationships among the directors and executive officers of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Not Applicable.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Frank E. Duval and Carter F. Randolph failed to file a Form 4 on a timely basis.

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

ITEM 10.     EXECUTIVE COMPENSATION

SALARY COMPENSATION TABLE

The following table and notes set forth information regarding remuneration of the only officer of the Company whose total annual salary and bonus during the fiscal year ended April 30, 1998 exceeded $100,000:


NAME OF INDIVIDUAL                  FISCAL                                                          ALL OTHER
POSITION                             YEAR            SALARY ($)             BONUS ($)           COMPENSATION ($)
William C. Stearns,              1998          $ 104,000.00               $    0.00                 $ 123.00 (1)
President                        1997          $ 104,000.00               $    0.00                 $ 123.00 (1)
                                 1996          $ 127,500.00               $    0.00                 $ 115.00 (1)

(1) The Company carries and pays the premium on a "key man" life insurance policy on Sally A. Stearns in the amount of $500,000 and is entitled to eighty percent (80%) of the benefits of such a policy. Mr. Stearns is the other named beneficiary of this policy and is entitled to receive the remaining twenty percent (20%) of the benefits of such insurance policy. For the fiscal years ended April 30, 1998, 1997 and 1996, the premium value of this benefit to Mr. Stearns was $123.00, $123.00 and $115.00, respectively.

DIRECTORS COMPENSATION

The Directors of the Company receive cash compensation of $1,000.00 per meeting for serving on the Board of Directors, and are reimbursed reasonable expenses incurred while attending these meetings. Frank E. Duval and Carter F Randolph, Ph.D. each received $3,000.00 for attending Board of Directors meetings for the fiscal year ended April 30, 1998. The Company has agreed to grant warrants to each of the outside Directors for services rendered during a calendar year, on a pro rata basis for the actual time served as a Director during such calendar year, to purchase up to 5,000 shares of Common Stock. The exercise price for such warrants shall be equal to the fair market value of such shares at the date the warrants are granted. Frank E. Duval and Carter F. Randolph, Ph.D. each received warrants to purchase 5,000 shares of Common Stock, respectively, at an exercise price of $5.625 per share, on January 21, 1998 for services rendered in calendar year 1997.

STOCK OPTION PLAN

At the Company's Annual Meeting of Shareholders held on March 31, 1994, the Company adopted the 1994 Stock Option Plan (the "Plan"). The shares of Common Stock that may be issued upon the exercise of options granted under the Plan shall not exceed 275,000 shares in the aggregate. The options granted under the Plan may be designed as "incentive stock options" or "nonqualified stock options", at the discretion of the committee designated by the Board of Directors of the Company to administer the Plan. The exercise price of "nonqualified stock options" shall not be less than 100% of the fair market value of a share of Common Stock on the effective date of the grant. The option price for "incentive stock options" shall not be less than 110% of the fair market value of a share of Common Stock on the effective date of the grant. As of April 30, 1998, the Company has not issued options to any of its officers, directors or employees under the Plan.


             [The remainder of this page intentionally left blank.]

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The following table sets forth certain information, so far as is known to management of the Company, regarding beneficial ownership of Common Stock held of record, as of July 15, 1998, by (i) each shareholder who owns beneficially more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group.


         TITLE OF CLASS                   NAME AND ADDRESS OF               AMOUNT AND              PERCENTAGE OF
                                          BENEFICIAL OWNER (1)               NATURE OF                  CLASS
                                                                            BENEFICIAL
                                                                           OWNERSHIP (2)
Common Stock, no par               William C. Stearns                          614,391                     18.6%
value                              Director, President and
                                   Treasurer
Common Stock, no par               Sally A. Stearns                            631,916                     19.1%
value                              Director, Vice President
                                   and Secretary
Common Stock, no par               Frank E. Duval                              125,000 (3)                  3.8%
value                              Director
Common Stock, no par               Carter F. Randolph, Ph.D.                    63,906 (4)                  1.9%
value                              Director
Common Stock, no par               John A. Chuprinko                               640                      .02%
value                              Chief Financial Officer
Common Stock, no par               All Directors and Officers                1,435,853 (5)                 43.4%
value                              as a group (5 persons)

(1) The address for all persons listed is 30 Paragon Parkway, Mansfield, Ohio 44903.

(2) Unless otherwise indicated, the named shareholder has sole voting and investment power.

(3) Includes 15,000 shares purchasable on exercise of currently exercisable warrants.

(4) Of such shares, 51,198 are beneficially owned by the Randolph Company, Inc., an Ohio corporation, of which Dr. Randolph owns 100% of its common shares. The Randolph Company, Inc. and, therefore, Dr. Randolph have full discretionary investment authority over such shares, including the right to vote and sell such shares. Includes 12,708 shares for which Dr. Randolph and his wife, Kathy, have shared voting and investment power. Includes 8,798 shares purchasable on exercise of currently exercisable warrants.

(5) Includes 23,798 shares purchasable on exercise of currently exercisable warrants.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William C. Stearns, the President, Treasurer and a Director of the Company, owns a twin engine airplane which he regularly uses for Company business. The Company pays Corporate Flight Services, a sole proprietorship of Mr. Stearns, $500.00 per month and $210.00 per hour for the use of the airplane. During the fiscal years ended April 30, 1998 and 1997, Corporate Flight Service was paid $33,675.00 and $49,892.60, respectively, pursuant to this arrangement.

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

Exhibit #10(b) -           Supplier Agreement, dated September 1, 1997 (Note 4)

Exhibit #10(c) -           Machinery Lease Agreement, dated August 1, 1993 (Note 1)

Exhibit #10(d) -           Madison Leasing Company (Equipment Lease Agreement) (Note 1)

Exhibit #10(e) -           Stearns & Lehman, Inc. 1994 Stock Option Plan (Note 1)

Exhibit #10(f) -           Description of agreement on outside directors compensation (Note 3)

Exhibit #10(g) -           Description of agreement pertaining to the Company's use of William C.
                           Stearns' airplane (Note 3)

Exhibit #10(h) -           Description of agreement pertaining to a "key man" life insurance policies
                           (Note 3)

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

Exhibit #10(j) -           Standard Form of Agreement Between Owner and Design/Builder dated
                           December 20, 1996 (Note 2)

Exhibit #10(k) -           Promissory Note and Business Loan Agreement (First Knox National Bank -
                           $400,000) dated December 2, 1996 (Note 2)

Exhibit #10(l) -           Promissory Note and Business Loan Agreement - Modification (First Knox
                           National Bank - $750,000) dated August 25, 1997 (Note 4)

Exhibit #10(m) -           Construction Loan Agreement (First Knox National Bank - $750,000) dated
                           December 2, 1996 (Note 2)

Exhibit #10(n) -           Stock Purchase Warrant No. 5, April 28, 1997, 5,000 Shares (Note 3)

Exhibit #10(o) -           Stock Purchase Warrant No. 6, April 28, 1997, 3,798 Shares (Note 3)

Exhibit #10(p) -           Warrant Certificate No. WA 17, (34,950 Shares Underwriter's Warrants),
                           April 28, 1997 (Note 3)

Exhibit #10(q) -           Computer Software, Hardware and Consulting Services Agreement dated
                           June 9, 1997 (Note 3)

Exhibit #10(r) -           License Agreement between Godiva Chocolatier, Inc. and Stearns & Lehman,
                           Inc. dated June 30, 1997 (Note 3)

Exhibit #10(s) -           Stock Purchase Warrant No. 7, January 21, 1998, 5,000 Shares

Exhibit #10(t) -           Stock Purchase Warrant No. 8, January 21, 1998, 5,000 Shares

Exhibit #10(u) -           Sales Agreement with supplier dated October 7, 1997 (Note 5)

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

Exhibit #99(c) -           Mutual Release Agreement by and between Bick Goss and Bruce Saunders,
                           Co-Trustees of the Earnie Parmentier Trust and Stearns & Lehman dated July
                           9, 1997. (Note 3)

Note 1.      Incorporated by reference to the Company's Amendment No. 1 to the Registration
             Statement on the Form SB-1 filed with Commission on September 25, 1996 (File No. 333-
             4244-C).

Note 2. 2. Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended January 31, 1997 filed with the Commission on March 14, 1997 (File No. 0-21879).

Note 3. 3. Incorporated by reference to the Company's Form 10-KSB/A for the year ended April 30, 1997 filed with the Commission on August 12, 1997 (File No. 0-21879).

Note 4. 4. Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended July 31, 1997 filed with the Commission on September 15, 1997 (File No. 0-21879).

Note 5. 5. Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended October 31, 1997 filed with the Commission on December 15, 1997 (File No. 0-21879).

(B)  REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 29, 1998                                STEARNS & LEHMAN, INC.
                                                     (Registrant)


                                                     --------------------------
                                                     William C. Stearns
                                                     President, Director

In accordance with the Exchange Act, this report been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   July 29, 1998
                               ---------------------------
                               William C. Stearns
                               President, Director


Date:  July 29, 1998
                               ---------------------------
                                John A. Chuprinko
                                Chief Financial Officer


Date:  July 29, 1998
                               ---------------------------
                                Sally A. Stearns
                                Vice President, Director


Date:  July 29, 1998
                               ---------------------------
                                 Frank E. Duval
                                 Director


Date:  July 29, 1998
                               ---------------------------
                                 Carter F. Randolph, Ph.D.
                                 Director