Form 10QSB
period 1998-07-31
STEARNS & LEHMAN INC
filed 1998-09-14
CIK 884900

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                   FORM 10-QSB


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1998

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from  __________________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ---     ---

As of September 4, 1998, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No   X
                                                                ---    ---

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
BALANCE SHEETS
July 31, 1998, April 30, 1998 and July 31, 1997


                                 ASSETS                                         JULY 31,           APRIL 30,            JULY 31,
                                                                                  1998                1998               1997
                                                                               (UNAUDITED)                            (UNAUDITED)

Current assets:
   Cash and cash equivalents                                                  $   303,323         $   272,339         $    64,018
   Trade accounts receivable, net of allowance for doubtful
         accounts of $54,580, $56,000 and $44,520 as of
         July 31, 1998, April 30, 1998 and July 31, 1997, respectively          1,051,198           1,307,233           1,085,474
   Inventory                                                                    2,020,862           1,868,342           1,333,531
   Prepaid and other                                                               62,404              69,930              55,182
   Deferred income taxes                                                           37,925              38,465              17,757
                                                                              -----------         -----------         -----------

      Total current assets                                                      3,475,712           3,556,309           2,555,962
                                                                              -----------         -----------         -----------

Property and equipment:
   Land                                                                            73,928              73,928              80,848
   Buildings                                                                    1,829,823           1,829,823           1,723,978
   Building improvements                                                           52,116              41,281              91,716
   Leasehold improvements                                                           9,433               9,433               9,433
   Machinery and equipment                                                      1,784,483           1,756,977           1,580,703
   Office equipment                                                               422,121             411,328             254,325
   Tooling                                                                        103,756              89,873              65,557
   Vehicles                                                                        45,392              45,392              36,964
                                                                              -----------         -----------         -----------

                                                                                4,321,052           4,258,035           3,843,524

         Less: accumulated depreciation                                        (1,030,919)           (957,822)           (793,159)
                                                                              -----------         -----------         -----------

      Net property and equipment                                                3,290,133           3,300,213           3,050,365
                                                                              -----------         -----------         -----------

Goodwill                                                                          566,172             583,420             429,560
Cash surrender value of life insurance                                             43,751              42,076              34,384
Trademarks and patents                                                              3,689               3,863               4,386
Deferred income taxes                                                                                                      73,685
Other assets                                                                       25,617              28,320              38,814
                                                                              -----------         -----------         -----------

      Total assets                                                            $ 7,405,074         $ 7,514,201         $ 6,187,156
                                                                              ===========         ===========         ===========


CONTINUED

STEARNS & LEHMAN, INC.
BALANCE SHEETS, CONTINUED



                                                                                     JULY 31,         APRIL 30,          JULY 31,
                                                                                      1998              1998              1997
                  LIABILITIES AND SHAREHOLDERS' EQUITY                             (UNAUDITED)                         (UNAUDITED)

Current liabilities:
   Accounts payable                                                                $   697,021       $   768,093       $ 1,088,248
   Accrued expenses                                                                    191,157           240,476           174,191
   Current portion of notes payable                                                    145,509           145,689            39,714
   Current portion of capital lease obligations                                                            2,256             9,270
                                                                                   -----------       -----------       -----------

       Total current liabilities                                                     1,033,687         1,156,514         1,311,423
                                                                                   -----------       -----------       -----------

Notes payable, net of current portion                                                  766,681           802,353           110,286
Deferred income taxes                                                                   60,859            51,279
                                                                                   -----------       -----------       -----------

      Total long-term liabilities                                                      827,540           853,632           110,286
                                                                                   -----------       -----------       -----------

      Total liabilities                                                              1,861,227         2,010,146         1,421,709
                                                                                   -----------       -----------       -----------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized, 3,299,065,
          3,275,965 and 3,230,052 issued and 3,285,865, 3,272,665 and 3,226,752 outstanding as of July 31, 1998, April 30, 1998
          and July 31, 1997, respectively                                                3,629             3,614             3,563
   Additional paid-in capital                                                        5,248,461         5,208,876         5,091,920
   Accumulated earnings (deficit)                                                      304,957           304,765          (316,836)
                                                                                   -----------       -----------       -----------

                                                                                     5,557,047         5,517,255         4,778,647

            Less treasury shares, at cost (3,300 shares)                               (13,200)          (13,200)          (13,200)
                                                                                   -----------       -----------       -----------

      Total shareholders' equity                                                     5,543,847         5,504,055         4,765,447
                                                                                   -----------       -----------       -----------

      Total liabilities and shareholders' equity                                   $ 7,405,074       $ 7,514,201       $ 6,187,156
                                                                                   ===========       ===========       ===========


The accompanying notes are an integral part of the financial statements. statements.

STEARNS &  LEHMAN, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
for the three months ended July 31, 1998 and 1997

                                                              1998                1997

Sales                                                     $ 1,936,600         $ 1,908,991
Cost of sales                                               1,455,447           1,440,283
                                                          -----------         -----------

      Gross profit                                            481,153             468,708

Selling, general and administrative expenses                  520,301             428,150
                                                          -----------         -----------

Income (loss) from operations                                 (39,148)             40,558
                                                          -----------         -----------

Other income (expense), net:
   Interest expense                                           (21,312)             (1,087)
   Interest income                                              7,774              12,073
   Other                                                       63,106              (2,499)
                                                          -----------         -----------

                                                               49,568               8,487
                                                          -----------         -----------

Net income before income tax expense                           10,420              49,045

   Income tax expense:
      Current                                                     108                 400
      Deferred                                                 10,120              10,530
                                                          -----------         -----------

      Total income tax expense                                 10,228              10,930
                                                          -----------         -----------

   Net income                                             $       192         $    38,115
                                                          ===========         ===========

Earnings per share - basic                                $      0.00         $      0.01
                                                          ===========         ===========

Earnings per share - diluted                              $      0.00         $      0.01
                                                          ===========         ===========

Basic weighted-average common shares outstanding            3,285,148           3,226,752
                                                          ===========         ===========

Diluted weighted-average common shares outstanding          3,288,152           3,261,547
                                                          ===========         ===========


The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the year ended April 30, 1998 and the three months ended July 31, 1998



                                    NUMBER OF                       ADDITIONAL        ACCUMULATED                     TOTAL SHARE-
                                     COMMON          COMMON           PAID-IN          EARNINGS         TREASURY        HOLDERS'
                                     SHARES          SHARES           CAPITAL          (DEFICIT)         STOCK           EQUITY

Balance at April 30, 1997           3,226,752        $  3,563        $5,091,920        ($354,951)        ($13,200)        $4,727,332

   Net Income                                                                            659,716                             659,716

   Conversion of warrants to
      common shares                    45,913              51           116,956                                              117,007

                                    ---------        --------        ----------        ---------         --------         ----------

Balance at April 30, 1998           3,272,665           3,614         5,208,876          304,765          (13,200)         5,504,055

   Net Income                                                                                192                                 192

   Conversion of warrants to
      common shares                    13,200              15            39,585                                               39,600

                                    ---------        --------        ----------        ---------         --------         ----------

Balance at July 31, 1998            3,285,865        $  3,629        $5,248,461        $ 304,957         ($13,200)        $5,543,847
                                    =========        ========        ==========        =========         ========         ==========


The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
for the three months ended July 31, 1998 and 1997

                                                                         1998               1997

Cash flows from operating activities:
 Net income                                                            $     192         $  38,115
 Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                       93,222            63,032
      Impairment and loss on the sale of property and equipment                              1,571
      Deferred income taxes                                               10,120            10,530
      Changes in assets and liabilities:
         Trade accounts receivable                                       256,035          (201,015)
         Inventory                                                      (152,520)          (93,860)
         Prepaid expenses and other                                        7,526            20,457
         Accounts payable                                                (71,072)          286,576
         Accrued expenses                                                (49,319)          (65,084)
                                                                       ---------         ---------

      Net cash provided by operating activities                           94,184            60,322
                                                                       ---------         ---------

Cash flows from investing activities:
   Purchase of property and equipment                                    (63,017)         (864,551)
   Sale of property and equipment                                                            1,000
   Cash surrender value of life insurance, net                            (1,675)          (10,773)
                                                                       ---------         ---------

      Net cash used in investing activities                              (64,692)         (874,324)
                                                                       ---------         ---------

Cash flows from financing activities:
   Net borrowing under notes payable                                                       150,000
   Principal payments on notes payable and capital leases                (38,108)           (2,813)
   Net proceeds from issuance of common stock                             39,600
                                                                       ---------         ---------

      Net cash provided by financing activities                            1,492           147,187
                                                                       ---------         ---------

Net increase (decrease) in cash and cash equivalents                      30,984          (666,815)

Cash and cash equivalents, beginning of year                             272,339           730,833
                                                                       ---------         ---------

         Cash and cash equivalents, end of period                      $ 303,323         $  64,018
                                                                       =========         =========




CONTINUED

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the three months ended July 31, 1998 and 1997

                                                    1998          1997


Cash paid during the period for:
Interest                                           $22,068        $331
                                                   =======        ====



The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

The financial statements as of and for the three months ended July 31, 1998 and 1997 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1998 and April 30, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.  INCOME TAXES:

The components of the net deferred tax asset (liability) at July 31, 1998, April 30, 1998 and July 31, 1997 are as follows:

                                                 JULY 31,         APRIL 30,         JULY 31,
                                                   1998             1998             1997

Deferred tax assets:
   Net operating loss carryforwards             $ 128,423         $ 131,353         $306,869
   Accrued expenses                                                                    7,842
   Other                                            5,244             5,244            1,925
   Allowance for doubtful accounts                 20,740            21,280           16,918
                                                ---------         ---------         --------

      Gross deferred tax assets                   154,407           157,877          333,554

Deferred tax liabilities:
   Property and equipment                         177,341           170,691          134,641
                                                ---------         ---------         --------

      Net deferred tax asset (liability)
         before valuation allowance               (22,934)          (12,814)         198,913

Valuation allowance                                                                 (107,471)
                                                ---------         ---------         --------
      Net deferred tax asset (liability)        $ (22,934)        $ (12,814)        $ 91,442
                                                ---------         ---------         --------

As of July 31, 1997, a valuation allowance of $107,471 was recorded against the net deferred tax assets due to the potential uncertainty of their recoverability in future years. The valuation allowance was eliminated as of April 30, 1998 as continued profitability has reduced the potential uncertainty of the utilization of net operating loss carryforwards.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


3.  COMMON SHARES:

On May 5, 1998 13,200 common shares of the Company were issued at $3.00 per share upon exercise of warrants. In addition, on May 5, 1998 10,256 warrants expired without being exercised. The balance of warrants outstanding at August 4, 1998 was 79,996 with an exercise price per share ranging from $3.00 to $5.75 per share. All outstanding warrants are exercisable at August 4, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains forward- looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, development activity and construction process risks, availability of financing for development, government regulations, competition, and issues related to managing rapid growth and business expansion.

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

PLAN OF OPERATION

The Company's plans, for the fiscal year ended April 30, 1999, are primarily a continuation of endeavors initiated in the fiscal year ended April 30, 1998. While private label syrup sales continue to be the primary component of the Company's business, efforts continue to strengthen the market penetration of the DOLCE(R) and The Godiva Chocolatier Cafe' Godiva brands of specialty chocolate flavored flavoring syrups. In addition, with the start of production of the DiNATURA(R) premium natural flavored syrups, the Company anticipates a favorable market impact in the premium niche of the flavoring syrup market. The Company also plans to continue its efforts to enhance revenue growth through strategic acquisitions.

Specifically, the Company's plans for the DOLCE(R) brand of flavoring syrups call for continued growth in the distribution network through the addition of master distributors. Generally the Company will search for master distributors that the Company believes are large, financially sound organizations that have the resources to readily market the Company's products, and order and receive product in larger quantities. The larger order quantities decrease freight costs per product unit. Because of the additional market presence provided by the master distributors, the Company should be able to be a stronger competitor in the national market.

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

The Company's DiNATURA(R) premium natural flavored syrups will round out the Company's flavoring syrup line. This product, intended to be the "best in the class", will enable the Company to cover all segments of the flavoring syrup market. It is anticipated that this product line will eliminate the need for distributors to offer competitors' products.

The Company moved into its new manufacturing, warehouse and executive office facility in Mansfield, Ohio in August 1997 and the Company continues to develop new methods and procedures to maximize efficiencies in the production and shipment of its products. The installation of a year 2000 compliant manufacturing and business computer system is underway. Currently all the financial and accounting modules have been implemented and efforts are underway to install the manufacturing modules. The plans call for complete implementation by April 30, 1999. When the system is fully implemented, the Company anticipates a reduction in inventory carrying costs, improved production planning and customer deliveries and significant improvements in product and customer profitability analysis.

The Company's plans also include evaluating and proceeding with strategic acquisitions to enhance revenue growth. The Company is looking for acquisitions that will add volume to its existing product lines or that will compliment its existing product lines. For the year ended April 30, 1998 the Company made two acquisitions that added volume to existing product lines and as of September 4, 1998, the Company is involved in the search process for additional acquisitions.

SELECTED SUMMARY FINANCIAL INFORMATION


QUARTERLY INFORMATION FOR       1ST QUARTER       4TH QUARTER      3RD QUARTER     2ND QUARTER         1ST QUARTER
INDICATED FISCAL YEARS            FY 1999           FY 1998          FY 1998         FY 1998             FY 1998

BALANCE SHEET:
   CURRENT ASSETS                $3,475,712       $3,556,309       $3,181,291       $2,747,143         $2,555,962
   TOTAL ASSETS                  $7,405,074       $7,514,201       $7,220,671       $6,638,931         $6,187,156
   CURRENT LIABILITIES           $1,033,687       $1,156,514       $1,123,000       $  952,084         $1,311,423
   LONG TERM DEBT, NET OF        $  766,681       $  802,353       $  840,524       $  694,642         $  110,286
   CURRENT PORTION
   TOTAL LIABILITIES             $1,861,227       $2,010,146       $1,963,524       $1,646,726         $1,421,709
   SHAREHOLDERS' EQUITY          $5,543,847       $5,504,055       $5,257,147       $4,992,205         $4,765,447
STATEMENT OF OPERATIONS:
   TOTAL SALES                   $1,936,600       $2,409,321       $2,432,955       $2,491,263         $1,908,991
   COST OF GOODS SOLD            $1,455,447       $1,519,009       $1,804,891       $1,848,863         $1,440,283
   SELLING, GENERAL AND          $  520,301       $  479,484       $  411,369       $  439,664         $  428,150
   ADMINISTRATIVE EXPENSES
   NET INCOME                    $      192       $  246,908       $  147,935       $  226,758         $   38,115
BASIC AND DILUTED EARNINGS       $     0.00       $     0.08       $     0.05       $     0.07         $     0.01
PER SHARE


FINANCIAL INFORMATION FOR        FISCAL YEAR      FISCAL YEAR      FISCAL YEAR        THREE              THREE
SPECIFIED PERIODS                  APRIL 30,        APRIL 30,       APRIL 30,      MONTHS JULY         MONTHS JULY
                                     1998             1997            1996           31, 1998           31, 1997
BALANCE SHEET:
   CURRENT ASSETS                $3,556,309       $2,956,601       $1,889,929       $3,475,712         $2,555,962
   TOTAL ASSETS                  $7,514,201       $5,780,362       $3,973,037       $7,405,074         $6,187,156
   CURRENT LIABILITIES           $1,156,514       $1,050,774       $1,417,743       $1,033,687         $1,311,423
   LONG TERM DEBT, NET OF        $  802,353       $    2,256       $  144,500       $  766,681         $  110,286
   CURRENT PORTION
   TOTAL LIABILITIES             $2,010,146       $1,053,030       $1,562,243       $1,861,227         $1,421,709
   SHAREHOLDERS' EQUITY          $5,504,055       $4,727,332       $2,410,794       $5,543,847         $4,765,447
STATEMENT OF OPERATIONS:
   TOTAL SALES                   $9,242,530       $7,381,105       $5,514,753       $1,936,600         $1,908,991
   COST OF GOODS SOLD            $6,613,046       $5,432,588       $4,343,803       $1,455,447         $1,440,283
   SELLING, GENERAL AND          $1,758,667       $1,588,865       $1,774,118       $  520,301         $  428,150
   ADMINISTRATIVE EXPENSES
   NET INCOME (LOSS)             $  659,716       $  402,272       $ (732,915)      $      192         $   38,115
BASIC AND DILUTED EARNINGS       $     0.20       $     0.13       $    (0.26)      $     0.00         $     0.01
(LOSS) PER SHARE

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997

Net sales for the three months ended July 31, 1998 and 1997 were $1,936,600 and $1,908,991, respectively, which represents a 1.4% increase. For the three months ended July 31, 1998, private label syrup sales decreased by 0.2%, the Company's branded syrup products sales increased by 16.7%, while the sales of other Company products decreased by 11.5%, all as compared to the three months ended July 31, 1997. Private label syrup, Company branded syrup, and other Company products represented 67.0%, 21.2% and 11.8% of gross sales, respectively, for the three months ended July 31, 1998. The decrease in private label syrup sales was the result of decreased sales to two large private label customers, offsetting substantial sales increases to other large private label customers. A 6.2% decrease in sales to the Company's largest private label customer was primarily a result of timing differences in shipments between the first quarter in the current and prior fiscal years. The Company's branded syrup products' sales increased primarily as a result of sales of the Senza and San Marino brand product lines that were acquired in the latter part of fiscal 1998. The increase in the Senza and San Marino brands was offset by a respective 13.8% and a 13.9% decrease in Flavor-Mate(R) and Dolce(R) brand syrups. The Company is currently analyzing its marketing and distribution strategy for the Dolce(R) brand and expects to make changes in the second quarter. The customers of the Flavor-Mate(R) brand syrups are being transferred to the Senza brand in an effort to consolidate the number of brands offered by the Company. In addition, the Company faced first quarter delays in readying the new DiNatura(C) brand of premium syrups for sale. Production of the DiNatura(C) brand began late in the first quarter and the national rollout is now scheduled for the beginning of October 1998. The sales of other Company products decreased due to lower sales of all product lines in this group other than cod liver oil, wheat germ oil and Mulling Spices packaged under the Select Origins(R) brand. The downward trend in the sales of other Company products continues as low profit product lines are eliminated, sold or de-emphasized.

During the three month period ended July 31, 1998, the Company experienced slightly lower cost of goods sold as compared to the same three month period in the previous year. Improved manufacturing efficiency was offset by increases in packaging costs and freight out costs associated with the development of the Company's DOLCE(R) master distributor program. Under this program, the Company absorbs the freight cost to distributors on large orders. Subsequently, cost of sales, as a percentage of net sales, decreased to 75.2% for the three months ended July 31, 1998 compared to 75.4% for same quarter last year. Cost of sales increased by $15,164 for the three months ended July 31, 1998 compared to the three months ended July 31, 1997 as a result of higher sales volume.

Selling, general and administrative expenses increased by 21.5% or $92,151 for the three months ended July 31, 1998 compared to the three months ended July 31, 1997. This increase resulted from increases in trade show and travel expense, marketing services expense, the number of employees and employee wages, computer support costs, employee benefit programs, corporate taxes and the amortization of goodwill. These increases were offset by decreases in employee insurance costs and outside services. Selling, general and administrative expenses, as a percentage of net sales, increased to 26.9% compared to 22.4% for the three months ended July 31, 1998 and 1997, respectively.

Interest expense for the three months ended July 31, 1998 increased by $20,225 compared to the three months ended July 31, 1997. The increase primarily reflects borrowings associated with the

Company's new manufacturing, warehouse and executive office facility and borrowings associated with the acquisition of the Senza product line.

The Company reported other income of $63,106 for the three months ended July 31, 1998 compared to other expense of $2,499 for the three months ended July 31, 1997. The primary reasons for this $65,605 change were a $50,632 rebate from the Ohio Bureau of Workers Compensation and a $13,500 settlement from a defamation claim made by the Company against a competitor.

Net income before income tax expense decreased 78.8% from $49,045 for the three months ended July 31, 1997 to $10,420 for the three months ended July 31, 1998.

The Company recorded current and deferred income tax expense of $10,228 for the three months ended July 31, 1998. For the three months ended July 31, 1997, the Company recorded a current and deferred income tax expense of $10,930.

As a result of the foregoing, the Company reported net income of $192, or $0.00 per basic weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended July 31, 1998 compared to net income of $38,115, or $0.01 per basic weighted average number of Common Shares outstanding, for the three months ended July 31, 1997. The basic weighted average number of Common Shares outstanding increased to 3,285,148 for the current three month period compared to 3,226,752 for the comparable three month period last year. The increase primarily reflects Common Shares issued upon the exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES

The working capital and working capital ratio as of July 31, 1998 and July 31, 1997 were $2,442,025 and 3.36 to 1 and $1,244,539 and 1.95 to 1, respectively.
The increase in working capital for July 31, 1998 compared to July 31, 1997 was primarily a result of an $687,331 increase in the Company's inventory combined with a $391,227 decrease in accounts payable. The increase in inventory was a result of the acquisition of the Senza and San Marino brand syrups, raw materials for the DiNatura(C) brand of syrups and planned increases in certain private label brands to improve manufacturing efficiencies. The decrease in accounts payable was a result of the Company's profitable position during the period.

The Company's operating activities, for the three months ended July 31, 1998, provided net cash of $94,184. The Company used $63,017 to acquire equipment and also increased its investment in life insurance policies by $1,675. The Company used $38,108 to make principal payments on a mortgage note payable and on capital leases, and received $39,600 from the exercise of warrants. Consequently, during this period, cash and cash equivalents increased $30,984. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

As of September 4, 1998, there was no outstanding balance on the Company's $400,000 line of credit with First Knox National Bank.

YEAR 2000 COMPLIANCE

On June 4, 1997, the Company signed an agreement to purchase new computer application software and hardware as part of a normal plan to upgrade the Company's computer application software capability. The installation and implementation of the application software is currently underway and is targeted for completion by April 1999. As of September 4, 1998, the financial modules of the software have been implemented and several elements of the manufacturing modules are being utilized. This software and hardware when fully implemented will be Year 2000 compliant. The Company, as of September 4, 1998, has incurred costs of $191,252 and anticipates $15,000 in additional installation costs to complete the project.

The Company has completed tests on all of the Company-owned personal and network computers and its production devices and does not anticipate any other internal costs associated with Year 2000 compliance on these systems or devices. Currently, the Company still needs to complete all internal Year 2000 tests on its telephone system and a shipping system provided by a vendor. The Company does not anticipate any material costs associated with these two systems.

The Company plans to perform an elementary survey of its vendors by March 1999. This will provide basic information pertaining to the Company's vulnerability to potential disruption from suppliers. Until that survey is complete, the Company will be unable to determine the extent of this vulnerability or determine any contingency plans necessary to obtain raw materials from alternate vendors.

The Company plans to be fully Year 2000 compliant by April 1999. However, the Company can not be certain if its customers or vendors will likewise be Year 2000 compliant. The Company may face material risks if certain of its customers or vendors can not conduct normal receipt or shipments of product or materials on or after January 1, 2000.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) On May 5, 1998, 13,200 Common Shares were issued at $3.00 per share upon exercise of warrants. All of these Common Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit #27 - Financial Data Schedule


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   September 14, 1998                      STEARNS & LEHMAN, INC.
                                                      (Registrant)



                                                /s/ WILLIAM C. STEARNS
                                                --------------------------
                                                William C. Stearns
                                                President


                                                /s/ JOHN A. CHUPRINKO
                                                --------------------------
                                                John A. Chuprinko
                                                Chief Financial Officer
                                                (Principal Accounting Officer)