Form 10QSB
period 1998-10-31
STEARNS & LEHMAN INC
filed 1998-12-10
CIK 884900

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1998

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

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

As of December 4, 1998, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                              -----    -----

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
BALANCE SHEETS
October 31, 1998, April 30, 1998 and October 31, 1997

                   ASSETS                                            OCTOBER 31,         APRIL 30,        OCTOBER 31,
                                                                        1998                1998              1997
                                                                     (UNAUDITED)                          (UNAUDITED)

Current assets:
   Cash and cash equivalents                                         $   244,075        $  272,339        $  180,513
   Trade accounts receivable, net of allowance for doubtful
         accounts of $55,606, $56,000 and $49,512 as of
         October 31, 1998, April 30, 1998 and October 31, 1997         1,952,072         1,307,233         1,190,934
   Inventory                                                           2,201,798         1,868,342         1,294,425
   Prepaid and other                                                      69,562            69,930            40,748
   Deferred income taxes                                                  37,995            38,465            40,523
                                                                     -----------        ----------        ----------

      Total current assets                                             4,505,502         3,556,309         2,747,143
                                                                     -----------        ----------        ----------

Property and equipment:
   Land                                                                   73,928            73,928            80,848
   Buildings                                                           1,829,823         1,829,823         1,896,356
   Building improvements                                                  53,591            41,281            91,716
   Leasehold improvements                                                  9,433             9,433             9,433
   Machinery and equipment                                             1,795,227         1,756,977         1,621,249
   Office equipment                                                      429,342           411,328           348,650
   Tooling                                                               124,037            89,873            66,425
   Vehicles                                                               45,392            45,392            36,964
                                                                     -----------        ----------        ----------

                                                                       4,360,773         4,258,035         4,151,641

         Less: accumulated depreciation                               (1,105,828)         (957,822)         (854,336)
                                                                     -----------        ----------        ----------

      Net property and equipment                                       3,254,945         3,300,213         3,297,305
                                                                     -----------        ----------        ----------

Goodwill                                                                 548,925           583,420           417,287
Cash surrender value of life insurance                                    40,642            42,076            34,352
Trademarks and patents                                                     3,515             3,863             4,212
Deferred stock offering costs                                                                                 13,722
Deferred income taxes                                                                                         89,594
Other assets                                                              22,118            28,320            35,316
                                                                     -----------        ----------        ----------

      Total assets                                                   $ 8,375,647        $7,514,201        $6,638,931
                                                                     ===========        ==========        ==========

CONTINUED

STEARNS & LEHMAN, INC.
BALANCE SHEETS, CONTINUED


                                                                     OCTOBER 31,         APRIL 30,        OCTOBER 31,
                                                                        1998                1998              1997
                  LIABILITIES AND SHAREHOLDERS' EQUITY               (UNAUDITED)                          (UNAUDITED)

Current liabilities:
   Accounts payable                                                  $ 1,241,250        $  768,093         $  722,286
   Accrued expenses                                                      375,885           240,476            174,017
   Current portion of notes payable                                      141,196           145,689             49,141
   Current portion of capital lease obligations                                              2,256              6,640
                                                                     -----------        ----------         ----------

       Total current liabilities                                       1,758,331         1,156,514            952,084
                                                                     -----------        ----------         ----------

Notes payable, net of current portion                                    734,851           802,353            694,642
Deferred income taxes                                                     76,899            51,279
                                                                     -----------        ----------         ----------

      Total long-term liabilities                                        811,750           853,632            694,642
                                                                     -----------        ----------         ----------

      Total liabilities                                                2,570,081         2,010,146          1,646,726
                                                                     -----------        ----------         ----------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares
      authorized, 3,289,165, 3,275,965 and 3,230,052
      issued and 3,285,865, 3,272,665 and 3,226,752
      outstanding as of October 31, 1998, April 30, 1998
      and October 31, 1997, respectively                                   3,629              3,614             3,563
   Additional paid-in capital                                          5,248,461          5,208,876         5,091,920
   Accumulated earnings (deficit)                                        566,676            304,765           (90,078)
                                                                     -----------        -----------       -----------

                                                                       5,818,766          5,517,255         5,005,405

            Less treasury shares, at cost (3,300 shares)                 (13,200)           (13,200)          (13,200)
                                                                     -----------        -----------       -----------

      Total shareholders' equity                                       5,805,566          5,504,055         4,992,205
                                                                     -----------        -----------       -----------

      Total liabilities and shareholders' equity                     $ 8,375,647        $ 7,514,201       $ 6,638,931
                                                                     ===========        ===========       ===========

The accompanying notes are an integral part of the financial statements.

STEARNS &  LEHMAN, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
for the three months ended October 31, 1998 and 1997

                                                          1998            1997
Sales                                                  $3,241,046      $2,491,263
Cost of sales                                           2,243,219       1,848,863
                                                       ----------      ----------

      Gross profit                                        997,827         642,400

Selling, general and administrative expenses              561,529         439,664
                                                       ----------      ----------

Income from operations                                    436,298         202,736
                                                       ----------      ----------

Other income (expense), net:
   Interest expense                                       (20,386)        (10,502)
   Interest income                                          3,695             (31)
   Other                                                   (3,676)           (620)
                                                       ----------      ----------

                                                          (20,367)        (11,153)
                                                       ----------      ----------

Income before income tax expense                          415,931         191,583

   Income tax expense (benefit):
      Current                                             138,242           3,500
      Deferred                                             15,970         (38,675)
                                                       ----------      ----------

      Total income tax expense (benefit)                  154,212         (35,175)
                                                       ----------      ----------

   Net income                                          $  261,719      $  226,758
                                                       ==========      ==========

Earnings per share - basic                             $     0.08      $     0.07
                                                       ==========      ==========

Earnings per share - diluted                           $     0.08      $     0.07
                                                       ==========      ==========

Basic weighted-average common shares outstanding        3,285,865       3,226,752
                                                       ==========      ==========

Diluted weighted-average common shares outstanding      3,287,052       3,268,657
                                                       ==========      ==========

The accompanying notes are an integral part of the financial statements.

STEARNS &  LEHMAN, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
for the six months ended October 31, 1998 and 1997

                                                          1998            1997
Sales                                                  $5,177,647      $4,400,254
Cost of sales                                           3,698,666       3,289,146
                                                       ----------      ----------

      Gross profit                                      1,478,981       1,111,108

Selling, general and administrative expenses            1,081,830         867,813
                                                       ----------      ----------

Income from operations                                    397,151         243,295
                                                       ----------      ----------

Other income (expense), net:
   Interest expense                                       (41,698)        (11,590)
   Interest income                                         11,468          12,043
   Other                                                   59,430          (3,120)
                                                       ----------      ----------

                                                           29,200          (2,667)
                                                       ----------      ----------

Income before income tax expense                          426,351         240,628

   Income tax expense (benefit):
      Current                                             138,350           3,900
      Deferred                                             26,090         (28,145)
                                                       ----------      ----------

      Total income tax expense (benefit)                  164,440         (24,245)
                                                       ----------      ----------

   Net income                                          $  261,911      $  264,873
                                                       ==========      ==========

Earnings per share - basic                             $     0.08      $     0.08
                                                       ==========      ==========

Earnings per share - diluted                           $     0.08      $     0.08
                                                       ==========      ==========

Basic weighted-average common shares outstanding        3,285,506       3,226,752
                                                       ==========      ==========

Diluted weighted-average common shares outstanding      3,287,724       3,264,498
                                                       ==========      ==========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) for the year ended April 30, 1998 and the six months ended October 31, 1998


                                   NUMBER OF              ADDITIONAL    ACCUMULATED                 TOTAL SHARE-
                                    COMMON      COMMON     PAID-IN       EARNINGS      TREASURY       HOLDERS'
                                    SHARES      SHARES     CAPITAL       (DEFICIT)      SHARES        EQUITY

Balance at April 30, 1997          3,226,752    $3,563    $5,091,920    $(354,951)     $(13,200)    $4,727,332

   Net Income                                                             659,716                      659,716

   Exercise of warrants to
      common shares                   45,913        51       116,956                                   117,007

                                  ----------    ------    ----------    ---------      --------     ----------

Balance at April 30, 1998          3,272,665     3,614     5,208,876      304,765       (13,200)     5,504,055

   Net Income                                                             261,911                      261,911

   Exercise of warrants to
      common shares                   13,200        15        39,585                                    39,600

                                  ----------    ------    ----------    ---------      --------     ----------

Balance at October 31, 1998        3,285,865    $3,629    $5,248,461    $ 566,676      $(13,200)    $5,805,566
                                  ==========    ======    ==========    =========      ========     ==========

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
for the six months ended October 31, 1998 and 1997

                                                                          1998            1997

Cash flows from operating activities:
   Net income                                                          $ 261,911      $   264,873
   Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
         Bad debt expense                                                                  10,000
         Depreciation and amortization                                   189,051          140,154
         Impairment and loss on the sale of property and equipment                          1,571
         Deferred income taxes                                            26,090          (28,145)
         Changes in assets and liabilities:
            Trade accounts receivable                                   (644,839)        (316,475)
            Inventory                                                   (333,456)         (54,754)
            Prepaid expenses and other                                       368           34,891
            Accounts payable                                             473,157         (146,761)
            Accrued expenses                                             135,409          (65,258)
                                                                       ---------      -----------

         Net cash provided by (used in) operating activities             107,691         (159,904)
                                                                       ---------      -----------

   Cash flows from investing activities:
      Purchase of property and equipment                                (102,738)      (1,105,293)
      Sale of property and equipment                                                        1,000
      Cash surrender value of life insurance, net                          1,434          (10,741)
                                                                       ---------      -----------

         Net cash used in investing activities                          (101,304)      (1,115,034)
                                                                       ---------      -----------

   Cash flows from financing activities:
      Net borrowing under notes payable                                                   750,000
      Principal payments on notes payable and capital leases             (74,251)         (11,660)
      Deferred capital stock offering costs                                               (13,722)
      Net proceeds from issuance of common stock                          39,600
                                                                       ---------      -----------

         Net cash provided by (used in) financing activities             (34,651)         724,618
                                                                       ---------      -----------

   Net decrease in cash and cash equivalents                             (28,264)        (550,320)

   Cash and cash equivalents, beginning of year                          272,339          730,833
                                                                       ---------      -----------

            Cash and cash equivalents, end of period                   $ 244,075      $   180,513
                                                                       =========      ===========

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
                                                                        1998           1997

Supplemental disclosure of cash flow information:
  Progress billings accrued but not paid for:
      Construction of manufacturing and office facility                               $67,375
                                                                                      =======

   Cash paid during the period for:
      Interest                                                         $41,698        $11,590
                                                                       =======        =======

The accompanying notes are an integral part of the financial statements.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The financial statements as of and for the three and six months ended October 31, 1998 and 1997 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1998 and April 30, 1997. In the opinion of management, the accompanying financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.  INCOME TAXES:

         The components of the net deferred tax asset at October 31, 1998, April 30, 1998 and October 31, 1997 are as follows:


                                                OCTOBER 31,     APRIL 30,       OCTOBER 31,
                                                   1998           1998             1997
Deferred tax assets:
   Net operating loss carryforwards              $119,412        $131,353        $236,176
   Accrued expenses                                                                 7,842
   Other                                            5,244           5,244           1,925
   Allowance for doubtful accounts                 20,810          21,280          18,815
                                                 --------        --------        --------
      Gross deferred tax assets                   145,466         157,877         264,758

Deferred tax liabilities:
   Property and equipment                         184,370         170,691         134,641

                                                 --------        --------        --------
      Net deferred tax asset (liabilities)       $(38,904)       $(12,814)       $130,117
                                                 --------        --------        --------

         A valuation allowance of $101,972 was eliminated during the six-month period ended October 31, 1997 as continued profitability has reduced the potential uncertainty of the utilization of net operating loss carryforwards. This created a net deferred tax benefit for the three and six month periods ended October 31, 1997.

STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


3.  COMMON SHARES:

         On September 29, 1998 the Committee of the Company's Amended and Restated 1994 Stock Option Plan ("Plan"), as designated by the Board of Directors, authorized the granting of 17,000 incentive stock options. These incentive stock options had an effective date of September 29, 1998 with an option price of $2.266 per share. This option price was based on the fair value of common shares on September 29, 1998 in accordance with the terms of the Plan.

4.  EARNINGS PER SHARE:

         Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average effect of dilutive warrants and stock options outstanding.


WEIGHTED AVERAGE COMMON SHARES            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               OCTOBER 31                         OCTOBER 31
                                        1998               1997             1998               1997
Common shares issued                   3,289,165        (3,230,052)        3,288,806         3,230,052
Treasury shares                           (3,300)           (3,300)           (3,300)           (3,300)
                                     -----------       -----------       -----------       -----------
   Basic shares                        3,285,865         3,226,752         3,285,506         3,226,752
   Dilutive effect of warrants             1,187            41,905             2,218            37,746
      and stock options
                                     -----------       -----------       -----------       -----------
      Diluted shares                   3,287,052         3,268,657         3,287,724         3,264,498
                                     -----------       -----------       -----------       -----------

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

GENERAL
-------

The Company is an Ohio corporation headquartered in Mansfield, Ohio. The Company was organized on March 14, 1988 and is engaged in the business of manufacturing and marketing specialty food products, including coffee and espresso flavorings, syrups, oils and toppings, flavorings, sauces, dressings and specialty sugars. The Company sells its products throughout the United States and in certain foreign countries, including Canada, Chile, Mexico, Australia, New Zealand, England, Finland, Israel, Spain, Singapore, Korea and Japan.

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 57 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks "), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Flagstar Cos. Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Godiva Chocolatier, Inc., Borders, Inc., Caribou Coffee Company, Kraft General Foods, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks and Caribou Coffee Company. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

PLAN OF OPERATION
-----------------

The Company's plans, for the fiscal year ended April 30, 1999, are primarily a continuation of endeavors initiated in the fiscal year ended April 30, 1998. While private label syrup sales continue to be the primary component of the Company's business, efforts continue to strengthen the market penetration of the DOLCE(R) and The Godiva Chocolatier Cafe' Godiva brands of specialty chocolate flavored flavoring syrups. In addition, with the start of production of the DiNATURA(R) premium natural flavored syrups, the Company anticipates a favorable market impact in the premium niche of the flavoring syrup market. The Company also plans to continue its efforts to enhance revenue growth through strategic acquisitions. The Company also intends to enhance net income by improving production efficiencies and raw material procurement.

Specifically, the Company's plans for the DOLCE(R) brand of flavoring syrup call for continued growth in the distribution network through the addition of volume distributors. Generally, the Company will search for volume distributors that the Company believes are large, financially sound organizations that have the resources to readily market the Company's products, and order and receive the product in larger quantities. The larger order quantities decrease freight costs per product unit. Because of the additional market presence provided by the volume distributors, the Company should be able to be a stronger competitor in the national market. In addition, the Company is developing an internal marketing team to assist distributors in acquiring new customers for the Company's branded products.

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

The Company's DiNATURA(R) premium natural flavored syrups will round out the Company's flavoring syrup line. This product, intended to be the "best in the class," will enable the Company to cover all segments of the flavoring syrup market. It is anticipated that this product line will eliminate the need for distributors to offer competitors' products.

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

The Company's plans also include evaluating and proceeding with strategic acquisitions to enhance revenue growth. The Company is looking for acquisitions that will add volume to its existing product lines or that will compliment its existing product lines. For the year ended April 30, 1998 the Company made two acquisitions that added volume to existing product lines and as of December 4, 1998, the Company is involved in the search process for additional acquisitions.

The Company is developing plans for a higher speed production line. The specifications for this line are to maintain the flexibility to handle private label requirements while achieving competitive production speeds and efficiencies. The target date for implementation of this line is the summer of 1999. The Company also recently hired a purchasing/inventory specialist to improve the Company's raw material procurement procedures and to improve the turnover of inventory.

SELECTED SUMMARY FINANCIAL INFORMATION
--------------------------------------


QUARTERLY INFORMATION FOR       2ND QUARTER    1ST QUARTER    4TH QUARTER     3RD QUARTER     2ND QUARTER
INDICATED FISCAL YEARS            FY 1999        FY 1999        FY 1998         FY 1998         FY 1998
BALANCE SHEET:
   CURRENT ASSETS               $4,505,502     $3,475,712     $3,556,309      $3,181,291      $2,747,143
   TOTAL ASSETS                 $8,375,647     $7,405,074     $7,514,201      $7,220,671      $6,638,931
   CURRENT LIABILITIES          $1,758,331     $1,033,687     $1,156,514      $1,123,000      $  952,084
   LONG TERM DEBT, NET OF       $  734,851     $  766,681     $  802,353      $  840,524      $  694,642
    CURRENT PORTION
   TOTAL LIABILITIES            $2,570,081     $1,861,227     $2,010,146      $1,963,524      $1,646,726
   SHAREHOLDERS' EQUITY         $5,805,566     $5,543,847     $5,504,055      $5,257,147      $4,992,205
STATEMENT OF OPERATIONS:
   TOTAL SALES                  $3,241,046     $1,936,600     $2,409,321      $2,432,955      $2,491,263
   COST OF GOODS SOLD           $2,243,219     $1,449,637     $1,519,009      $1,804,891      $1,848,863
   SELLING, GENERAL AND         $  561,529     $  526,111     $  479,484      $  411,369      $  439,664
    ADMINISTRATIVE EXPENSES
   NET INCOME                   $  261,719     $      192     $  246,908      $  147,935      $  226,758
BASIC AND DILUTED EARNINGS      $     0.08     $     0.00     $     0.08      $     0.05      $     0.07
PER SHARE

FINANCIAL INFORMATION FOR       FISCAL YEAR    FISCAL YEAR    FISCAL YEAR     SIX MONTHS     SIX MONTHS
SPECIFIED PERIODS                APRIL 30,      APRIL 30,      APRIL 30,      OCTOBER 31,    OCTOBER 31,
                                   1998           1997           1996           1998            1997
BALANCE SHEET:
   CURRENT ASSETS               $3,556,309     $2,956,601     $1,889,929      $4,505,502      $2,747,143
   TOTAL ASSETS                 $7,514,201     $5,780,362     $3,973,037      $8,375,647      $6,638,931
   CURRENT LIABILITIES          $1,156,514     $1,050,774     $1,417,743      $1,758,331      $  952,084
   LONG TERM DEBT, NET OF       $  802,353     $    2,256     $  144,500      $  734,851      $  694,642
    CURRENT PORTION
   TOTAL LIABILITIES            $2,010,146     $1,053,030     $1,562,243      $2,570,081      $1,646,726
   SHAREHOLDERS' EQUITY         $5,504,055     $4,727,332     $2,410,794      $5,805,566      $4,992,205
STATEMENT OF OPERATIONS:
   TOTAL SALES                  $9,242,530     $7,381,105     $5,514,753      $5,177,647      $4,400,254
   COST OF GOODS SOLD           $6,613,046     $5,432,588     $4,343,803      $3,698,666      $3,289,146
   SELLING, GENERAL AND         $1,758,667     $1,588,865     $1,774,118      $1,081,830      $  867,813
    ADMINISTRATIVE EXPENSES
   NET INCOME (LOSS)            $  659,716     $  402,272     $ (732,915)     $  261,911      $  264,873
BASIC AND DILUTED EARNINGS      $     0.20     $     0.13     $    (0.26)     $     0.08      $     0.08
(LOSS) PER SHARE

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
--------------------------------------------------------------------------

Net sales for the three months ended October 31, 1998 and 1997 were $3,241,046 and $2,491,263, respectively, which represents a 30.1% increase. For the three months ended October 31, 1998, private label syrup sales increased by 55.8%, the Company's branded syrup products sales increased by 11.9%, while the sales of other Company products decreased by 58.1%, all as compared to the three months ended October 31, 1997. Private label syrup, Company branded syrup, and other Company products represented 79.0%, 15.2% and 5.8% of gross sales, respectively, for the three months ended October 31, 1998. The increase in private label syrup sales was the result of a 153.8% increase in sales to the Company's largest private label customer. This increase followed a 6.2% decrease in sales to this customer in the first quarter. Consequently, portions of this increase represented timing differences in shipments between the first and second quarters in the current fiscal year. The Company's branded syrup products' sales increased primarily as a result of sales of the Senza and San Marino brand product lines that were acquired in the latter part of fiscal 1998. The increase in the Senza and San Marino brands was offset by a respective 50.9% and a 1.3% decrease in Flavor-Mate(R) and Dolce(R) brand syrups. The decrease in Flavor-Mate(R) brand syrups sales are primarily a result of customers of this brand being transferred to the Senza brand in an effort to consolidate the number of brands offered by the Company. In addition, the Company faced first quarter delays in readying the new DiNatura(C) brand of premium syrups for sale. Production of the DiNatura(C) brand began late in the first quarter and the first shipments occurred in October 1998. Sales of the DiNatura(C) brand represented less than 1% of the sales for the quarter. The sales of other Company products decreased due to lower sales of all product lines in this group. The downward trend in the sales of other Company products reflects the sale of the Grandma Choice flavor extract business in February 1998 and other low profit product lines being eliminated or de-emphasized.

During the three-month period ended October 31, 1998, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the same three-month period in the previous year. Improved manufacturing efficiency was partially offset by increases in packaging costs and freight out costs. Consequently, cost of sales, as a percentage of net sales, decreased to 69.2% for the three months ended October 31, 1998 compared to 74.2% for same quarter last year. Cost of sales increased by $394,356 for the three months ended October 31, 1998 compared to the three months ended October 31, 1997 as a result of higher sales volume.

Selling, general and administrative expenses increased by 27.7% or $121,865 for the three months ended October 31, 1998 compared to the three months ended October 31, 1997. This increase resulted from increases in depreciation, advertising, product sample expense, marketing services expense, the number of employees and employee wages, computer support costs, director fees and the amortization of goodwill. These increases were offset by decreases in trade show and travel expense and product placement costs. Selling, general and administrative expenses, as a percentage of net sales, decreased to 17.3% compared to 17.6% for the three months ended October 31, 1998 and 1997, respectively.

Interest expense for the three months ended October 31, 1998 increased by $9,884 compared to the three months ended October 31, 1997. The increase primarily reflects borrowing associated with the Company's new manufacturing, warehouse and executive office facility and borrowing associated with the acquisition of the Senza product line. The Company reported total net other expenses of $20,367 for the three months ended October 31, 1998 compared to$11,153 for the three months ended October 31, 1997.

Income before income tax expense increased 117.1% to $415,931 for the three months ended October 31, 1998 from $191,583 for the three months ended October 31, 1997.

The Company recorded income tax expense of $154,212 for the three months ended October 31, 1998. For the three months ended October 31, 1997, the Company recorded an income tax benefit of $35,175.

As a result of the foregoing, the Company reported net income of $261,719, or $0.08 per basic weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended October 31, 1998 compared to net income of $226,758, or $0.07 per basic weighted average number of Common Shares outstanding, for the three months ended October 31, 1997. The basic weighted average number of Common Shares outstanding increased to 3,285,865 for the current three-month period compared to 3,226,752 for the comparable three-month period last year. The increase primarily reflects Common Shares issued upon the exercise of warrants.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997
------------------------------------------------------------------------

Net sales for the six months ended October 31, 1998 and 1997 were $5,177,647 and $4,400,254, respectively, which represents a 17.7% increase. For the six months ended October 31, 1998, private label syrup sales increased by 31.0%, the Company's branded syrup products sales increased by 14.0%, while the sales of other Company products decreased by 41.1%, all as compared to the six months ended October 31, 1997. Private label syrup, Company branded syrup, and other Company products represented 74.5%, 17.4% and 8.1% of gross sales, respectively, for the six months ended October 31, 1998. The increase in private label syrup sales was the result of significant sales increases to several large private label customers including the Company's largest customer. The Company's branded syrup products' sales increased primarily as a result of sales of the Senza and San Marino brand product lines that were acquired in the latter part of fiscal 1998. The increase in the Senza and San Marino brands was offset by a respective 37.7% and a 7.1% decrease in Flavor-Mate(R) and Dolce(R) brand syrups. The decrease in Flavor-Mate(R) brand syrups sales are primarily a result of customers of this brand being transferred to the Senza brand in an effort to consolidate the number of brands offered by the Company. In addition, the Company faced first quarter delays in readying the new DiNatura(C) brand of premium syrups for sale. Production of the DiNatura(C) brand began late in the first quarter and the first shipments occurred in October 1998. The sales of other Company products decreased due to lower sales of all product lines in this group other than Mulling Spices packaged under the Select Origins(R) brand. The downward trend in the sales of other Company products reflects the sale of the Grandma Choice flavor extract business in February 1998 and other low profit product lines being eliminated or de-emphasized.

During the six-month period ended October 31, 1998, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the same six-month period in the previous year. Improved manufacturing efficiency was partially offset by increases in packaging costs and freight out costs. Consequently, cost of sales, as a percentage of net sales, decreased to 71.4% for the six months ended October 31, 1998 compared to 74.7% for same quarter last year. Cost of sales increased by $409,520 for the six months ended October 31, 1998 compared to the six months ended October 31, 1997 as a result of higher sales volume.

Selling, general and administrative expenses increased by 24.7% or $214,017 for the six months ended October 31, 1998 compared to the six months ended October 31, 1997. This increase resulted from increases in advertising, product sample expense, marketing services expense, the number of employees and employee wages, depreciation, computer support costs, employee benefit programs, director fees and the amortization of goodwill. These increases were offset by decreases in sales promotion expense, supplies, product placement costs. Selling, general and administrative expenses, as a percentage of net sales, increased to 20.9% compared to 19.7% for the six months ended October 31, 1998 and 1997, respectively.

Interest expense for the six months ended October 31, 1998 increased by $30,108 compared to the six months ended October 31, 1997. The increase primarily reflects borrowing associated with the Company's new manufacturing, warehouse and executive office facility and borrowing associated with the acquisition of the Senza product line.

The Company reported other income of $59,430 for the six months ended October 31, 1998 compared to other expense of $3,120 for the six months ended October 31, 1997. The primary reasons for this $62,550 change were a $50,632 rebate from the Ohio Bureau of Workers Compensation and a $13,500 settlement from a defamation claim made by the Company against a competitor.

Income before income tax expense increased 77.2% to $426,351 for the six months ended October 31, 1998 from $240,628 for the six months ended October 31, 1997.

The Company recorded income tax expense of $164,440 for the six months ended October 31, 1998. For the six months ended October 31, 1997, the Company recorded an income tax benefit of $24,245.

As a result of the foregoing, the Company reported net income of $261,911, or $0.08 per basic weighted average number of Common Shares outstanding, for the six months ended October 31, 1998 compared to net income of $264,873, or $0.08 per basic weighted average number of Common Shares outstanding, for the six months ended October 31, 1997. The basic weighted average number of Common Shares outstanding increased to 3,285,506 for the current six-month period compared to 3,226,752 for the comparable six-month period last year. The increase primarily reflects Common Shares issued upon the exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital and working capital ratio as of October 31, 1998 and October 31, 1997 were $2,747,171 and 2.56 to 1 and $1,795,059 and 2.89 to 1, respectively. The increase in working capital for October 31, 1998 compared to October 31, 1997 was primarily a result of a $907,373 increase in the Company's inventory, a $761,138 increase in the Company's accounts receivable offset by a $518,964 increase in accounts payable. The increase in inventory was a result of the acquisition of the Senza and San Marino brand syrups, raw materials, planned increases in certain private label brands to improve manufacturing efficiencies and the slower than expected introduction of the DiNatura(C) brand of syrups. The increase in accounts receivable was entirely due to very strong October 1998 sales made under the Company's normal 30 day terms. The increase in accounts payable was a result of raw material purchases necessary to accommodate the strong product demand the Company experienced in October.

The Company's operating activities, for the six months ended October 31, 1998, provided net cash of $107,691. The Company used $102,738 to acquire equipment and also increased its investment in life insurance policies by $1,434. The Company used $74,251 to make principal payments on a mortgage note payable and on capital leases, and received $39,600 from the exercise of warrants. Consequently, during this period, cash and cash equivalents decreased by $28,264. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

As of November 30, 1998, the Company renewed its $400,000 line of credit with First Knox National Bank and there was no outstanding balance on this line as of December 4, 1998.

YEAR 2000 COMPLIANCE
--------------------

On June 4, 1997, the Company signed an agreement to purchase new computer application software and hardware as part of a normal plan to upgrade the Company's computer application software capability. The installation and implementation of the application software is currently underway and is targeted for completion by April 1999. As of December 4, 1998, the financial modules of the software have been implemented and several elements of the manufacturing modules are being utilized. This software and hardware when fully implemented will be Year 2000 compliant. The Company, as of December 4, 1998, has incurred costs of $202,148 and anticipates $25,000 in additional installation costs to complete the project.

The Company has completed tests on all of the Company-owned personal and network computers and its production devices and does not anticipate any other internal costs associated with Year 2000 compliance on these systems or devices. The Company completed internal Year 2000 tests on its telephone system and incurred costs of approximately $4,000 to upgrade the system to be Year 2000 compliant. The Company's shipping system, that was provided by a third party vendor, is not currently Year 2000 compliant. This vendor has indicated their shipping system will meet Year 2000 compliance prior to December 1999. The Company will not absorb any cost associated with Year 2000 compliance on this shipping system.

The Company plans to perform an elementary survey of its vendors by March 1999. This will provide basic information pertaining to the Company's vulnerability to potential disruption from suppliers. Until that survey is complete, the Company will be unable to determine the extent of this vulnerability or determine any contingency plans necessary to obtain raw materials from alternate vendors.

The Company plans to be fully Year 2000 compliant, with exception to the third party shipping system, by April 1999. However, the Company cannot be certain if its customers or vendors will likewise be Year 2000 compliant. The Company may face material risks if certain of its customers or vendors cannot conduct normal receipt or shipments of product or materials on or after January 1, 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit #27 - Financial Data Schedule



                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   December 10, 1998                    STEARNS & LEHMAN, INC.
                                                  (Registrant)


                                            /s/ William C. Stearns
                                            ------------------------------------
                                            William C. Stearns
                                            President


                                            /s/ John A. Chuprinko
                                            ------------------------------------
                                            John A. Chuprinko
                                            Chief Financial Officer
                                            (Principal Accounting Officer)