Form 10QSB
period 1999-01-31
STEARNS & LEHMAN INC
filed 1999-03-12
CIK 884900

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                   FORM 10-QSB


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934


        For the quarterly period ended January 31, 1999

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________  to ___________________

                    ---------------------------------------
                           COMMISSION FILE NO. 0-21879
                           ---------------------------


                             STEARNS & LEHMAN, INC.
             (Exact Name of Registrant as Specified in its Charter)

            OHIO                                          34-1579817
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                    Identification No.)

      30 PARAGON PARKWAY
      MANSFIELD, OHIO
(Address of principal executive                             44903
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

As of March 4, 1999, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                               ---    ---






PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.

BALANCE SHEETS

January 31, 1999 , April 30, 1998 and January 31, 1998

                                 ASSETS                           JANUARY 31,         APRIL 30,         JANUARY 31,
                                                                     1999                1998               1998
                                                                  (UNAUDITED)                           (UNAUDITED)

Current assets:

   Cash and cash equivalents                                            $595,732            $272,339           $329,023

   Trade accounts receivable, net of allowance for doubtful
         accounts of $57,526, $56,000 and $49,409 as of
         January 31, 1999, April 30, 1998 and January 31, 1998         1,082,287           1,307,233          1,159,147

   Inventory                                                           1,991,473           1,868,342          1,590,566

   Prepaid and other                                                      87,515              69,930             67,064

   Deferred income taxes                                                  78,535              38,465             35,491
                                                                      ----------            --------           --------

      Total current assets                                             3,835,542           3,556,309          3,181,291
                                                                      ----------            --------           --------

Property and equipment:

   Land                                                                   73,928              73,928             80,848

   Buildings                                                           1,829,823           1,829,823          1,866,283

   Building improvements                                                  60,154              41,281             67,873

   Leasehold improvements                                                  9,433               9,433              9,433

   Machinery and equipment                                             1,820,409           1,756,977          1,719,940

   Office equipment                                                      453,269             411,328            394,311

   Tooling                                                               125,349              89,873             72,178

   Vehicles                                                               45,392              45,392             45,392
                                                                      ----------            --------           --------



                                                                       4,417,757           4,258,035          4,256,258



         Less: accumulated depreciation                               (1,185,253)           (957,822)          (925,109)
                                                                      ----------            --------           --------



      Net property and equipment                                       3,232,504           3,300,213          3,331,149
                                                                      ----------            --------           --------



Goodwill                                                                 539,415             583,420            600,667

Cash surrender value of life insurance                                    51,013              42,076             35,457

Trademarks and patents                                                     3,341               3,863              4,037

Deferred income taxes                                                                                            36,252

Other assets                                                              18,620              28,320             31,818
                                                                      ----------            --------           --------




      Total assets                                                    $7,680,435          $7,514,201         $7,220,671
                                                                      ==========          ==========         ==========



CONTINUED



STEARNS & LEHMAN, INC.
BALANCE SHEETS, CONTINUED

                                                                              JANUARY 31,         APRIL 30,         JANUARY 31,
                                                                                 1999                1998               1998
                  LIABILITIES AND SHAREHOLDERS' EQUITY                        (UNAUDITED)                           (UNAUDITED)


Current liabilities:
   Accounts payable                                                           $519,627            $768,093           $827,510
   Accrued expenses                                                            302,211             240,476            147,381
   Current portion of notes payable                                            138,582             145,689            143,629
   Current portion of capital lease obligations                                                      2,256              4,480
                                                                             ---------           ---------          ---------


       Total current liabilities                                               960,420           1,156,514          1,123,000
                                                                             ---------           ---------          ---------


Notes payable, net of current portion                                          701,330             802,353            840,524
Deferred income taxes                                                           85,237              51,279
                                                                             ---------           ---------          ---------


      Total long-term liabilities                                              786,567             853,632            840,524
                                                                             ---------           ---------          ---------


      Total liabilities                                                      1,746,987           2,010,146          1,963,524
                                                                             ---------           ---------          ---------


Shareholders' equity:
   Common shares, no par value; 4,000,000 shares
          authorized, 3,289,165, 3,275,965 and 3,275,965
          issued and 3,285,865, 3,272,665 and 3,272,665
          outstanding as of January 31, 1999, April 30, 1998
          and January 31, 1998, respectively                                     3,629               3,614              3,614

   Additional paid-in capital                                                5,248,461           5,208,876          5,208,876
   Accumulated earnings                                                        694,558             304,765             57,857
                                                                             ---------           ---------          ---------

                                                                             5,946,648           5,517,255          5,270,347

            Less treasury shares, at cost (3,300 shares)                       (13,200)            (13,200)           (13,200)
                                                                             ---------           ---------          ---------

      Total shareholders' equity                                             5,933,448           5,504,055          5,257,147
                                                                             ---------           ---------          ---------

      Total liabilities and shareholders' equity                            $7,680,435          $7,514,201         $7,220,671
                                                                             =========           =========          =========





The accompanying notes are an integral part of the financial statements.




STEARNS &  LEHMAN, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

for the three months ended January 31, 1999 and 1998
                                                                                                1999                1998

Sales                                                                                           $2,661,301          $2,432,955
Cost of sales                                                                                    1,961,436           1,804,891
                                                                                                ----------          ----------

      Gross profit                                                                                 699,865             628,064

Selling, general and administrative expenses                                                       468,103             411,369
                                                                                                ----------          ----------

Income from operations                                                                             231,762             216,695
                                                                                                ----------          ----------

Other income (expense), net:
   Interest expense                                                                                (19,038)            (21,204)
   Interest income                                                                                  17,228               1,105
   Other                                                                                            (1,017)             11,213
                                                                                                ----------          ----------

                                                                                                    (2,827)             (8,886)
                                                                                                ----------          ----------

Income before income tax expense                                                                   228,935             207,809

   Income tax expense (benefit):

      Current                                                                                      133,255               1,500

      Deferred                                                                                     (32,202)             58,374
                                                                                                ----------          ----------

      Total income tax  expense                                                                    101,053              59,874
                                                                                                ----------          ----------

   Net income                                                                                   $  127,882          $  147,935
                                                                                                ----------          ----------

Earnings per share - basic                                                                           $0.04               $0.05
                                                                                                ----------          ----------

Earnings per share - diluted                                                                         $0.04               $0.05
                                                                                                ----------          ----------

Basic weighted-average common shares outstanding                                                 3,285,865           3,260,189
                                                                                                ----------          ----------

Diluted weighted-average common shares outstanding                                               3,290,011           3,281,767
                                                                                                ==========          ==========

The accompanying notes are an integral part of the financial statements.



STEARNS &  LEHMAN, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

for the nine months ended January 31, 1999 and 1998

                                                                    1999                1998

Sales                                                              $7,838,948          $6,833,209

Cost of sales                                                       5,660,102           5,094,037
                                                                    ---------           ---------

      Gross profit                                                  2,178,846           1,739,172

Selling, general and administrative expenses                        1,549,933           1,279,182
                                                                    ---------           ---------

Income from operations                                                628,913             459,990
                                                                    ---------           ---------

Other income (expense), net:

   Interest expense                                                   (60,737)            (32,794)

   Interest income                                                     28,697              13,147

   Other                                                               58,413               8,094
                                                                    ---------           ---------


                                                                       26,373            (11,553)
                                                                    ---------           ---------

Income before income tax expense                                      655,286             448,437

   Income tax expense (benefit):
      Current                                                         271,605               5,400

      Deferred                                                         (6,112)             30,229
                                                                    ---------           ---------


      Total income tax  expense                                       265,493              35,629
                                                                    ---------           ---------

   Net income                                                        $389,793            $412,808
                                                                    ---------           ---------

Earnings per share - basic                                              $0.12               $0.13
                                                                    ---------           ---------

Earnings per share - diluted                                            $0.12               $0.13
                                                                    ---------           ---------

Basic weighted-average common shares outstanding                    3,285,626           3,237,898
                                                                    ---------           ---------

Diluted weighted-average common shares outstanding                  3,288,751           3,270,072
                                                                    =========           =========



The accompanying notes are an integral part of the financial statements.





STEARNS & LEHMAN, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) for the year ended April 30, 1998 and the nine months ended January 31, 1999

                                    NUMBER OF                       ADDITIONAL        ACCUMULATED                     TOTAL SHARE-
                                     COMMON          COMMON           PAID-IN          EARNINGS         TREASURY        HOLDERS'
                                      SHARES          SHARES           CAPITAL          (DEFICIT)         SHARES          EQUITY

Balance at April 30, 1997             3,226,752          $3,563       $5,091,920        ($354,951)       ($13,200)       $4,727,332

   Net Income                                                                             659,716                           659,716

   Exercise of warrants to

     common shares                       45,913              51          116,956                                            117,007
                                      ---------          ------       ----------          --------       ---------       -----------

Balance at April 30, 1998             3,272,665           3,614        5,208,876           304,765        (13,200)        5,504,055

   Net Income                                                                              389,793                          389,793

   Exercise of warrants to

      common shares                      13,200              15           39,585                                             39,600


                                      ---------          ------       ----------          --------       ---------       -----------
Balance at January 31, 1999           3,285,865          $3,629       $5,248,461          $694,558       ($13,200)       $5,933,448
                                      =========          ======       ==========          ========       =========       ===========



The accompanying notes are an integral part of the financial statements.



STEARNS & LEHMAN, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

for the nine months ended January 31, 1999 and 1998


                                                                              1999                    1998

Cash flows from operating activities:

   Net income                                                                 $389,793                $412,808

   Adjustments to reconcile net income to net cash

            provided by (used in) operating activities:

         Bad debt expense                                                                               10,000


         Depreciation and amortization                                         281,659                 231,167

         Impairment and loss on the sale of property and equipment                                      26,330

         Deferred income taxes                                                  (6,112)                 30,229

         Changes in assets and liabilities:

            Trade accounts receivable                                          224,946                (284,688)

            Inventory                                                         (123,131)               (350,895)

            Prepaid expenses and other                                         (17,585)                  8,575

            Accounts payable                                                  (248,466)                (41,537)

            Accrued expenses                                                    61,735                 (91,894)
                                                                              --------              ----------


         Net cash provided by (used in) operating activities                   562,839                 (49,905)
                                                                              --------              ----------

   Cash flows from investing activities:

      Purchase of property and equipment                                      (159,723)             (1,235,646)

      Sale of property and equipment                                                                     1,000

      Cash surrender value of life insurance, net                               (8,937)                (11,846)

      Purchase of goodwill                                                                            (198,970)
                                                                              --------              ----------



         Net cash used in investing activities                                (168,660)             (1,445,462)
                                                                              --------              ----------

   Cash flows from financing activities:

      Net borrowing under notes payable                                                              1,010,000

      Principal payments on notes payable and capital leases                  (110,386)                (33,450)

      Net proceeds from issuance of common stock                                39,600                 117,007
                                                                              --------              ----------

         Net cash (used in) provided by financing activities                   (70,786)              1,093,557
                                                                              --------              ----------

   Net increase (decrease) in cash and cash equivalents                        323,393                (401,810)

   Cash and cash equivalents, beginning of year                                272,339                 730,833
                                                                              --------              ----------

            Cash and cash equivalents, end of period                          $595,732                $329,023
                                                                              ========              ==========

CONTINUED




STEARNS & LEHMAN, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED

                                                                         1999                    1998

Supplemental disclosure of cash flow information:

   Progress billings accrued but not paid for:

      Construction of manufacturing and office facility                                          $67,375
                                                                                                 -------


      Cash paid during the period for:

        Interest                                                         $60,737                 $32,794
                                                                         =======                 =======

The accompanying notes are an integral part of the financial statements.


STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


1.  UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The financial statements as of and for the three and nine months ended
         January 31, 1999 and 1998 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1998 and April 30, 1997. In the opinion of management, the accompanying financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.  INCOME TAXES:

         The components of the net deferred tax asset at January 31, 1999, April
30, 1998 and January 31, 1998 are as follows:


                                                                      JANUARY 31,        APRIL 30,         JANUARY 31,
                                                                         1999               1998                1998

                   Deferred tax assets:

                      Net operating loss carryforwards                  $112,779        $ 131,353        $ 182,834

                      Other                                               45,397            5,244            4,735

                      Allowance for doubtful accounts                     21,860           21,280           18,815

                         Gross deferred tax assets                       180,036          157,877          206,384



                   Deferred tax liabilities:

                      Property and equipment                             186,738          170,691          134,641


                         Net deferred tax asset (liabilities)           $ (6,702)       $ (12,814)        $ 71,743



         A valuation allowance of $101,972 was eliminated during the nine-month period ended January 31, 1998 as continued profitability has reduced the potential uncertainty of the utilization of net operating loss carryforwards.



STEARNS & LEHMAN, INC.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


3.  COMMON SHARES:

         On September 29, 1998 the Committee administering the Company's Amended and Restated 1994 Stock Option Plan ("Plan"), as designated by the
         Board of Directors, authorized the granting of 17,000 incentive stock options. These incentive stock options had an effective date of September 29, 1998 with an option price of $2.266 per share. This option price was based on the fair value of common shares on September
         29, 1998 in accordance with the terms of the Plan.

4.  EARNINGS PER SHARE:

         Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average effect of dilutive warrants and stock options outstanding.


          WEIGHTED AVERAGE COMMON SHARES                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             JANUARY 31                       JANUARY 31

                                                          1999            1998             1999            1998

          Common shares issued                          3,289,165        3,263,489       3,288,926        3,241,198

          Treasury shares                                  (3,300)          (3,300)         (3,300)          (3,300)
                                                     ------------     ------------    ------------     ------------

             Basic shares                               3,285,865        3,260,189       3,285,626        3,237,898

             Dilutive effect of                             4,146           21,578           3,125           32,174
          warrants and stock options
                                                     ------------     ------------    ------------     ------------
                Diluted shares                          3,290,011        3,281,767       3,288,751        3,270,072
                                                     ------------     ------------    ------------     ------------

5.  LINES OF CREDIT:

         On December 2, 1998, the Company renewed its $400,000 line of credit with First Knox National Bank ("First Knox") with interest at the rate of prime. This agreement expires on December 2, 1999 and is collateralized by substantially all the assets of the Company and contains covenants that require the Company to maintain a certain minimum working capital and net worth and maintain a certain quick ratio and current ratio. In addition, First Knox requires the Company to be Year 2000 compliant by December 31, 1999. As of January 31, 1999, there was no outstanding balance under this agreement.

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

The Company made two significant strategic moves in the third quarter of the fiscal year ended April 30, 1999. The first strategic move was to hire an experienced flavorist from the raw flavor industry.

This addition should permit the Company to reduce the cost of raw flavor purchases. In addition this move is expected to reduce the development time of new products. This reduction in development time was demonstrated late in the third quarter with the rapid development of a low cost granita syrup product line. This product line is the beginning step of the Company's second strategic move made in the third quarter. The Company is planning to develop a full line of liquid and dry granita products. The Company estimates that the market for granita products is significantly larger than the specialty coffee syrup market. The Company has also hired a granita marketing specialist to lead the Company's efforts in this market.

The Company moved into its new manufacturing, warehouse and executive office facility in Mansfield, Ohio in August 1997 and the Company continues to develop new methods and procedures to maximize efficiencies in the production and shipment of its products. The installation of a year 2000 compliant manufacturing and business computer system is underway. Currently all the financial and accounting modules have been implemented in addition to several of the manufacturing modules. Efforts are underway to complete the installation of the remaining manufacturing modules. The plans call for complete implementation by April 30, 1999. When the system is fully implemented, the Company anticipates a reduction in inventory carrying costs, improved production planning and customer deliveries and significant improvements in product and customer profitability analysis.

The Company's plans also include evaluating and proceeding with strategic acquisitions to enhance revenue growth. The Company is looking for acquisitions that will add volume to its existing product lines or that will compliment its existing product lines. For the year ended April 30, 1998 the Company made two acquisitions that added volume to existing product lines and as of March 4, 1999, the Company is involved in the search process for additional acquisitions.

The Company is developing plans for a higher speed production line. The Company, in early March 1999, ordered production equipment that will serve as the basic elements of this higher speed production line. The Company plans to implement the remaining portions of this line at such time when volume or market requirements dictate. The equipment ordered is expected to double the production rate of the Company's principal products.

                 (THE REST OF THIS PAGE IS INTENTIONALLY BLANK)





SELECTED SUMMARY FINANCIAL INFORMATION


QUARTERLY INFORMATION FOR           3RD QUARTER     2ND QUARTER      1ST QUARTER     4TH QUARTER      3RD QUARTER
INDICATED FISCAL YEARS                FY 1999         FY 1999          FY 1999         FY 1998          FY 1998

BALANCE SHEET:

   CURRENT ASSETS                 $    3,835,542   $    4,505,502  $    3,475,712   $    3,556,309  $    3,181,291

   TOTAL ASSETS                   $    7,680,435   $    8,375,647  $    7,405,074   $    7,514,201  $    7,220,671

   CURRENT LIABILITIES            $      960,420   $    1,758,331  $    1,033,687   $    1,156,514  $    1,123,000

   LONG TERM DEBT, NET            $      701,330   $      734,851  $      766,681   $      802,353  $      840,524
   OF CURRENT PORTION

   TOTAL LIABILITIES              $    1,746,987   $    2,570,081  $    1,861,227   $    2,010,146  $    1,963,524

   SHAREHOLDERS' EQUITY           $    5,933,448   $    5,805,566  $    5,543,847   $    5,504,055  $    5,257,147

STATEMENT OF OPERATIONS:

   TOTAL SALES                    $    2,661,301   $    3,241,046  $    1,936,600   $    2,409,321  $    2,432,955

   COST OF GOODS SOLD             $    1,961,436   $    2,243,219  $    1,449,637   $    1,519,009  $    1,804,891

   SELLING, GENERAL               $      468,103   $      561,529  $      526,111   $      479,484  $      411,369
   AND ADMINISTRATIVE
   EXPENSES

   NET INCOME                     $      127,882   $      261,719  $          192   $      246,908  $      147,935

BASIC AND DILUTED EARNINGS PER    $         0.04   $         0.08  $         0.00   $         0.08  $         0.05
SHARE


FINANCIAL INFORMATION FOR           FISCAL YEAR     FISCAL YEAR      FISCAL YEAR     NINE MONTHS      NINE MONTHS
SPECIFIED PERIODS                 APRIL 30, 1998   APRIL 30, 1997  APRIL 30, 1996    JANUARY 31,      JANUARY 31,
                                                                                         1999            1998

BALANCE SHEET:

   CURRENT ASSETS                 $    3,556,309   $    2,956,601  $    1,889,929   $    3,835,542  $    3,181,291

   TOTAL ASSETS                   $    7,514,201   $    5,780,362  $    3,973,037   $    7,680,435  $    7,220,671

   CURRENT LIABILITIES            $    1,156,514   $    1,050,774  $    1,417,743   $      960,420  $    1,123,000

   LONG TERM DEBT, NET            $      802,353   $        2,256  $      144,500   $      701,330  $      840,524
   OF CURRENT PORTION

   TOTAL LIABILITIES              $    2,010,146   $    1,053,030  $    1,562,243   $    1,746,987  $    1,963,524

   SHAREHOLDERS' EQUITY           $    5,504,055   $    4,727,332  $    2,410,794   $    5,933,448  $    5,257,147

STATEMENT OF OPERATIONS:

   TOTAL SALES                    $    9,242,530   $    7,381,105  $    5,514,753   $    7,838,948  $    6,833,209

   COST OF GOODS SOLD             $    6,613,046   $    5,432,588  $    4,343,803   $    5,660,102  $    5,094,037

   SELLING, GENERAL               $    1,758,667   $    1,588,865  $    1,774,118   $    1,549,933  $    1,279,182
   AND ADMINISTRATIVE
   EXPENSES

   NET INCOME (LOSS)              $      659,716   $      402,272  $     (732,915)  $      389,793  $      412,808

BASIC AND DILUTED EARNINGS        $         0.20   $         0.13  $       (0.26)   $         0.12  $         0.13
(LOSS)  PER SHARE

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------------------------------------

Net sales for the three months ended January 31, 1999 and 1998 were $2,661,301 and $2,432,955, respectively, which represents a 9.4% increase. For the three months ended January 31, 1999, private label syrup sales increased by 9.4%, the Company's branded syrup products sales increased by 24.7%, while the sales of other Company products decreased by 18.9%, all as compared to the three months ended January 31, 1998. Private label syrup, Company branded syrup, and other Company products represented 72.8%, 16.9% and 10.3% of gross sales, respectively, for the three months ended January 31, 1999. The Company's branded syrup products' sales increased primarily as a result of sales of the Senza and San Marino brand product lines, which were acquired in the latter part of fiscal 1998, and sales of the DiNatura(C) brand, which shipments began in October 1998. In addition to the increases in the Senza, San Marino and DiNatura(C) brands, the Dolce(R) brand syrups increased by 15.3%, this was offset by 13.8% decrease in Flavor-Mate(R) brand syrups. The decrease in Flavor-Mate(R) brand syrups sales were primarily a result of customers being transferred to the Senza brand in an effort to consolidate the number of brands offered by the Company. The sales of other Company products decreased due to lower sales of all product lines in this group. The downward trend in the sales of other Company products reflects the sale of the Grandma Choice flavor extract business in February 1998 and other low profit product lines being eliminated or de-emphasized.

During the three-month period ended January 31, 1999, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the same three-month period in the previous year. Improved manufacturing efficiency was partially offset by write offs of obsolete inventory and increases in freight out costs. Consequently, cost of sales, as a percentage of net sales, decreased to 73.7% for the three months ended January 31, 1999 compared to 74.2% for same quarter last year. Cost of sales increased by $156,545 for the three months ended January 31, 1999 compared to the three months ended January 31, 1998 as a result of higher sales volume.

Selling, general and administrative expenses increased by 13.8% or $56,734 for the three months ended January 31, 1999 compared to the three months ended January 31, 1998. This increase resulted from increases in depreciation, advertising, trade shows, travel and product sample expense, the number of employees and employee wages, computer support costs, director fees and the amortization of goodwill. These increases were offset by decreases in product placement costs. Selling, general and administrative expenses, as a percentage of net sales, increased to 17.6% compared to 16.9% for the three months ended January 31, 1999 and 1998, respectively.

Interest expense for the three months ended January 31, 1999 decreased by $2,166 compared to the three months ended January 31, 1998. The decrease reflects lower notes payable outstanding.

The Company reported total net other expenses of $2,827 for the three months ended January 31, 1999 compared to $8,886 for the three months ended January 31, 1998.

Income before income tax expense increased 10.2% to $228,935 for the three months ended January 31, 1999 from $207,809 for the three months ended January 31, 1998.

The Company recorded income tax expense of $101,053 for the three months ended January 31, 1999. For the three months ended January 31, 1998, the Company recorded income tax expense of $59,874.

As a result of the foregoing, the Company reported net income of $127,882, or $0.04 per basic weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended January 31, 1999 compared to net income of $147,935, or $0.05 per basic weighted average number of Common Shares outstanding, for the three months ended January 31, 1998. The basic weighted average number of Common Shares outstanding increased to 3,285,865 for the current three-month period compared to 3,260,189 for the comparable three-month period last year. The increase reflects Common Shares issued upon the exercise of warrants.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 1999 AND 1998
-------------------------------------------------------------------------

Net sales for the nine months ended January 31, 1999 and 1998 were $7,838,948 and $6,833,209, respectively, which represents a 14.7% increase. For the nine months ended January 31, 1999, private label syrup sales increased by 22.9%, the Company's branded syrup products sales increased by 17.7%, while the sales of other Company products decreased by 35.3%, all as compared to the nine months ended January 31, 1998. Private label syrup, Company branded syrup, and other Company products represented 74.0%, 18.1% and 7.9% of gross sales, respectively, for the nine months ended January 31, 1999. The increase in private label syrup sales was the result of significant sales increases to several large private label customers including the Company's largest customer. The Company's branded syrup products' sales increased primarily as a result of sales of the Senza and San Marino brand product lines that were acquired in the latter part of fiscal 1998 and initial shipments of the new DiNatura(C) brand of premium syrups. The increase in the DiNatura(C), Senza and San Marino brands was offset by a respective 29.5% and a 0.5% decrease in Flavor-Mate(R) and Dolce(R) brand syrups. The decrease in Flavor-Mate(R) brand syrups sales were primarily a result of customers transferred to the Senza brand in an effort to consolidate the number of brands offered by the Company. The sales of other Company products decreased due to lower sales of all product lines in this group, other than Mulling Spices packaged under the Select Origins(R) brand. The downward trend in the sales of other Company products reflects the sale of the Grandma Choice flavor extract business in February 1998 and other low profit product lines being eliminated or de-emphasized.

During the nine-month period ended January 31, 1999, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the same nine-month period in the previous year. Improved manufacturing efficiency was partially offset by increases in write offs of obsolete inventory, packaging costs and freight out costs. Consequently, cost of sales, as a percentage of net sales, decreased to 72.2% for the nine months ended January 31, 1999 compared to 74.5% for same quarter last year. Cost of sales increased by $566,065 for the nine months ended January 31, 1999 compared to the nine months ended January 31, 1998 as a result of higher sales volume.

Selling, general and administrative expenses increased by 21.2% or $270,751 for the nine months ended January 31, 1999 compared to the nine months ended January 31, 1998. This increase resulted from increases in advertising, marketing services expense, direct selling expenses such as product samples, travel and telephone, the number of employees and employee wages, depreciation, computer support costs, employee benefit programs, director fees and the amortization of goodwill. These increases were offset by decreases in sales promotion and trade show expense, supplies, product placement costs. Selling, general and administrative expenses, as a percentage of net sales, increased to 19.8% compared to 18.7% for the nine months ended January 31, 1999 and 1998, respectively.

Interest expense for the nine months ended January 31, 1999 increased by $27,943 compared to the nine months ended January 31, 1998. The increase primarily reflects borrowing associated with the Company's new manufacturing, warehouse and executive office facility and borrowing associated with the acquisition of the Senza product line.

The Company reported other income of $26,373 for the nine months ended January 31, 1999 compared to other expense of $11,553 for the nine months ended January 31, 1998. The primary reasons for this $37,926 change were a $50,632 rebate from the Ohio Bureau of Workers Compensation and a $13,500 settlement from a defamation claim made by the Company against a competitor, offset by the $27,943 increase in interest expense.

Income before income tax expense increased 46.1% to $655,286 for the nine months ended January 31, 1999 from $448,437 for the nine months ended January 31, 1998.

The Company recorded income tax expense of $265,493 for the nine months ended January 31, 1999. For the nine months ended January 31, 1998, the Company recorded income tax expense of $35,629.

As a result of the foregoing, the Company reported net income of $389,793, or $0.12 per basic weighted average number of Common Shares outstanding, for the nine months ended January 31, 1999 compared to net income of $412,808, or $0.13 per basic weighted average number of Common Shares outstanding, for the nine months ended January 31, 1998. The basic weighted average number of Common Shares outstanding increased to 3,285,626 for the current nine-month period compared to 3,237,898 for the comparable nine-month period last year. The increase reflects Common Shares issued upon the exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital and working capital ratio as of January 31, 1999 and January 31, 1998 were $2,875,122 and 3.99 to 1 and $2,058,291 and 2.83 to 1, respectively. The increase in working capital for January 31, 1999 compared to January 31, 1998 was primarily a result of a $266,709 increase in the Company's cash and cash equivalents, a $400,907 increase in the Company's inventory, a $307,883 decrease in accounts payable, offset by a $76,860 decrease in the Company's accounts receivable and a $154,830 increase in the Company's accrued expenses. The increase in inventory was a result of the acquisition of the Senza and San Marino brand syrups and raw materials obtained to produce the DiNatura(C) brand of syrups. The decrease in account payable is a result of the Company's strong cash position and reduced raw material purchases as a result of efforts to decrease inventory levels. The increase in accrued expenses primarily reflects an increase in accrued income taxes. The decrease in accounts receivable was a result of weaker sales in January 1999 compared to January 1998.

The Company's operating activities, for the nine months ended January 31, 1999, provided net cash of $562,839. The Company used $159,723 to acquire equipment and also increased its investment in life insurance policies by $8,937. The Company used $110,386 to make principal payments on a mortgage note payable and on capital leases, and received $39,600 from the exercise of warrants. Consequently, during this period, cash and cash equivalents increased by $323,393. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

As of December 2, 1998, the Company renewed its $400,000 line of credit with First Knox National Bank and there was no outstanding balance on this line as of March 4, 1999.

YEAR 2000 COMPLIANCE
--------------------

On June 4, 1997, the Company signed an agreement to purchase new computer application software and hardware as part of a normal plan to upgrade the Company's computer application software capability. The installation and implementation of the application software is currently underway and is targeted for completion by April 1999. As of March 4, 1999, the financial modules of the software have been implemented and several elements of the manufacturing modules are being utilized. This software is currently Year 2000 compliant while the hardware is awaiting an upgrade in the operating system to be fully Year 2000 compliant. The Company, as of March 4, 1999, has incurred costs of $215,219 and anticipates $25,000 in additional installation costs to complete the project.

The Company has completed tests on all of the Company-owned personal and network computers, and associated application software, and its production devices and does not anticipate any other internal costs associated with Year 2000 compliance on these systems or devices. The Company completed internal Year 2000 tests on its telephone system and incurred costs of approximately $4,000 to upgrade the system to be Year 2000 compliant. The Company's shipping system, that was provided by a third party vendor, is not currently Year 2000 compliant. This vendor has indicated their shipping system will meet Year 2000 compliance prior to December 1999. The Company will not absorb any cost associated with Year 2000 compliance on this shipping system.

The Company plans to perform an elementary survey of its vendors by April 1999. This will provide basic information pertaining to the Company's vulnerability to potential disruption from suppliers. Until that survey is complete, the Company will be unable to determine the extent of this vulnerability or determine any contingency plans necessary to obtain raw materials from alternate vendors.

The Company plans to be fully Year 2000 compliant, with the exception of a third party shipping system, by April 1999. However, the Company cannot be certain that its customers or vendors will likewise be Year 2000 compliant. The Company may face material risks if certain of its customers or vendors cannot conduct normal receipts or shipments of product or materials on or after January 1, 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit #27 - Financial Data Schedule




                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   March 12, 1999                    STEARNS & LEHMAN, INC.
                                              (Registrant)

                                          /s/ William C. Stearns
                                          ------------------------
                                          William C. Stearns
                                          President


                                          /s/ John A. Chuprinko
                                          ---------------------
                                          John A. Chuprinko
                                          Chief Financial Officer
                                          (Principal Accounting Officer)