Form 10KSB
period 1999-04-30
STEARNS & LEHMAN INC
filed 1999-07-29
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB


__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended April 30, 1999

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________


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

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

State issuer's revenues for its most recent fiscal year:  $10,206,832

State the aggregate market value of the voting common stock, no par value, held by non-affiliates computed by reference to the average bid and asked price of such stock as of July 15, 1999: $3,865,670

As of July 15, 1999, 3,285,865 shares of common stock, no par value, were outstanding.

Documents incorporated by reference: NONE.

Transition Small Business Disclosure Format (check one):  Yes ___    No  _X_

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

The Company is an Ohio corporation headquartered in Mansfield, Ohio. The Company was organized on March 14, 1988 and is engaged in the business of manufacturing and marketing specialty food products, including coffee and espresso flavorings, syrups, oils and toppings, extracts, flavorings, sauces, dressings and specialty sugars. The Company sells its products throughout the United States and in over 15 foreign countries, including Australia, Canada, Egypt, England, Israel, Japan, Mexico, New Zealand, Saudi Arabia, Singapore, and United Arab Emirates.

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 60 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Advantica Restaurant Group, Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Godiva Chocolatier, Inc., Borders, Inc., Caribou Coffee Company, Kraft General Foods, Krups, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks and Caribou Coffee Company. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

HISTORY OF OPERATIONS

In 1988, the Company commenced production of a single consumer product line, Grandma's Choice flavorings and extracts for baking and cooking. The Company initially employed two persons and leased 1,200 square feet of space in Mansfield, Ohio. In early fiscal 1993, the Company introduced its DOLCE(R) product line of flavoring syrups, which consists of over 30 sweetened liquid flavorings offered in three different sizes. The Company also started manufacturing flavoring syrups under private labels for various national accounts, including several large North American based food companies. Flavoring syrups are used to flavor coffee, iced tea, espressos, cappuccinos, ice cream and specialty drinks. In April 1994, the Company acquired by merger Select Origins, Inc., a New York corporation which was also engaged in the manufacture and marketing of specialty food products.

On September 1, 1994, the Company entered into a written private label supply agreement with Starbucks to develop and manufacture certain flavored coffee syrups. On September 1, 1997, the Company and Starbucks renewed such agreement. This agreement is an exclusive supplier agreement with Starbucks to supply defined flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. In order to meet the increased production and warehousing requirements, in March 1995, the Company leased manufacturing and warehouse space near Seattle, Washington.

In light of the success of the DOLCE(R) product line and the associated private label products, in late 1995, the Company began to expand the FLAVOR-MATE(R) product line to include syrups, sugars and toppings. In February 1996, the Company introduced a line of sugar free flavored syrup products under the DOLCE(R) brand name and under certain private label brands as well. On December 4, 1997, the Company acquired the inventory, equipment, customers, product formulas, trademarks and other intangible assets of Ricter Enterprises, LTD. ("Ricter"), the manufacturer of the SENZA ZUCCHERO and SENZA RIVALE(TM) brands of flavoring syrups. On January 16, 1998, the Company acquired the SAN MARINO Flavored Syrup product line. In October 1998, the Company started shipping the premium DiNATURA(TM) Flavored Syrup product line. In April 1999, the Company introduced a broad line of frozen beverage products under the PARADISE BAY(TM) product name.

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

PRINCIPAL PRODUCTS AND THEIR MARKETS

Flavoring syrups are sold via six branded product lines. The DOLCE(R) brand product line consists of 38 flavors, all certified Kosher by the Orthodox Union(R), in four sizes. The DOLCE(R) brand also consists of eight sugar free flavors. The DOLCE(R) brand is distributed to the specialty coffee and the food service industries. The DiNATURA(TM) premium natural flavored brand consists of 24 flavors in two sizes for distribution to the specialty coffee and the food service industries. The SENZA RIVALE(TM) brand consists of 35 flavors and the SENZA ZUCCHERO brand consists of 14 sugar free flavors. The SENZA brands are distributed through supermarkets, specialty food stores and the food service industry. With the acquisition of the SENZA brand, the FLAVOR-MATE(R) brand along with SAN MARINO FLAVORED SYRUPS brands have been converted to private label brands for certain customers. The Company also manufactures private label flavoring syrups for distribution direct to the private label customer. The primary use of flavoring syrups are to flavor beverages including coffee, tea, and espresso-based drinks.

The frozen beverage products are used in granita machines and blenders to create frozen drinks. The PARADISE BAY(TM) product line currently consists of Jam'n Juicers(TM), a 10% real fruit juice ice drink product; Real Fruit Smoothies, a real fruit frozen drink product; Island Chillers(TM), a flavored ice drink product; Chai Latte, a spiced tea based product; and a cappuccino based iced drink product. The PARADISE BAY(TM) brand products are distributed to the specialty food and the food service industries. In addition, the Company manufacturers these products for direct distribution to private label customers.

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

The Company packages four different sugars and seven different toppings for use primarily in the espresso and food service industries. These sugars and toppings are also available in supermarkets and specialty food stores for consumer use in beverages and desserts. The sugars and toppings are available in the DOLCE(R) brand name.

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

STATUS OF NEW PRODUCTS

The Company introduced the PARADISE BAY(TM) product line in April 1999. Prior to and since the introduction, the Company has increased the number of field sales managers and increased marketing expenditures to promote and sell this product line. The Company anticipates additional marketing expenditures in advertising, product literature, promotion material and trade shows to support a strong introduction program.

PATENTS, TRADEMARKS AND LICENSES

The Company has obtained federal trademark protection for its DOLCE(R) and FLAVOR-MATE(R) products. The Company has also obtained federal trademark protection for SELECT ORIGINS(R), THE COOKING EXPERIENCE(R), SOPHISTICATED NIBBLES(R), STEARNS & LEHMAN(R), LIMITED HARVEST(R), and GIFT OF BRAN(R). The Company is in the process of obtaining federal trademark protection for its DiNATURA(TM), SENZA RIVALE(TM), and the PARADISE BAY(TM) trademarks. The Company keeps all of its proprietary information confidential and takes steps to insure that the results of its development activities (i) are not disclosed and (ii) remain protected under common law, including requiring certain of the Company's key employees to execute written agreements regarding trade secrets and certain restrictive covenants. There can be no assurances that technology and other information acquired by the Company pursuant to its development activities will constitute trade secrets under applicable laws. The Company does not hold any patents.

DISTRIBUTION AND MARKETING

The Company has distribution arrangements with more than 120 distributors in the United States, most of which are members of the National Food Distributors Association, along with distributors in Australia, Canada, Egypt, England, Israel, Japan, Mexico, New Zealand, Saudi Arabia, Singapore, United Arab Emirates, and 8 other countries. All sales to foreign and domestic distributors are conducted in U.S. currency. The majority of the distributors distribute directly to retailers, such as supermarket chains and specialty food stores. Utilizing a distributor enables the retailer to maximize efficient use of time and profit by shifting responsibility to the distributor for stocking shelves, pricing product, rotating stock, providing shelf tags and maintaining inventory. The distributor also coordinates in-store product demonstrations and removes damaged or unsalable products. The Company does not have any written supply agreements with its distributors. The Company periodically issues product price lists to all current distributors. The price list indicates the product price and payment terms of net 30 days with approved credit and freight F.O.B. Mansfield, Ohio. Any modification of price, payment terms or freight billing from the price list is made verbally between the distributor and the Company.

The Company utilizes several types of distribution channels such as grocery distributors for supermarkets, specialty food distributors for supermarkets and specialty retailers, coffee distributors for coffee stores and retailers, and food service distributors for restaurants, to achieve penetration into the various market segments. The Company sells its products directly to such distributors for distribution to end customers. The utilization of a distribution network benefits the Company's ultimate customers of its products by providing a product marketing and servicing conduit between the Company and end user. The distributor introduces and sells the product to retailers, delivers the product, provides store schematics for maximizing product sales and exposure, and monitors market activity. Use of specialty food distributors lends a "service-oriented" aspect to the primary manufacturing business of the Company.

The Company has direct marketing and distribution arrangements with its private label customers. The Company does not utilize any other distribution network to service those customers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's principal products consist primarily of liquid sucrose, fructose, flavors, packaging and water. The Company has its own water filtration system, which is connected to municipal water supplies. The Company currently acquires its liquid sucrose from The Amalgamated Sugar Company. The Company currently acquires its fructose from the Cleveland Syrup Company. Both liquid sucrose and fructose are readily available from several large refiners. Flavors are currently obtained from a large number of specialty flavor companies. Each flavor is purchased from a sole source supplier and a change in the availability of a flavor or supplier could result in a delay in production and a change in the flavor profile of the end product. As part of a Marketing and Development Agreement with Cultor Food Science, Inc. ("Cultor"), the Company has agreed to Cultor being a primary supplier of flavoring material if Cultor can meet the Company's technical and flavor specifications at a competitive price. Packaging consists primarily of corrugated boxes, bottles and labels. The Company owns the tooling for boxes and labels and can obtain these materials from a large number of vendors. The primary bottle can be obtained from two vendors, Plaxicon and Plastipak. Most other bottles and containers used by the Company are readily available from a number of sources.

COMPETITION

The specialty food products market is highly competitive and competition is likely to increase over time. There are no assurances that the Company will be able to continue to successfully compete in the industry. Several companies are engaged in business similar to or competitive with the business of the Company, and more may be entering the field. As a consequence, there is no assurance that the Company will be able to successfully compete in the marketplace. Some of the competitors, such as R. Torre of San Francisco and DaVinci of Seattle, are older, more established companies whose products have been in the market for a number of years prior to the Company's introduction of flavoring syrups to the United States espresso industry. As all of the known competitors to the Company are closely-held private companies that do not divulge financial information to the public, it is impossible to estimate their competitive ability.

The Company attempts to distinguish its position in the market place by delivering high quality products in innovative packaging and at a competitive price. The Company places a strong emphasis on establishing quality assurance standards and procedures that meet the same high standards established by the leaders in the entire food industry.

The Company has the industry experience to create value added product marketing programs for its customers in addition to meeting the customer's specific packaging and product needs. By having manufacturing facilities in both the eastern and western United States, the Company is unique in the flavoring syrup industry and is better equipped to meet customer service requirements. The Company also believes it is a leader in the flavoring syrup industry in using new materials and methods in packaging its products. Finally, the Company believes that through overall sales volume and production capacity, it can offer its products at highly competitive prices.

DEPENDENCE ON MAJOR CUSTOMERS

For the fiscal years ended April 30, 1999 and 1998, Starbucks represented 43% and 35% of the Company's total sales, respectively. In addition, for the fiscal years ended April 30, 1999 and 1998, Starbucks represented 74% and 69% of the sales from the Company's Kent, Washington facility, respectively. The Company's eight major customers represent approximately 71% and 65% of the Company's total sales, respectively, for the fiscal years ended April 30, 1999 and 1998. However, other than Starbucks, no other customer exceeded 8% of the Company's total sales in fiscal year 1999 or 1998.

If the Company lost the Starbucks' business, the current estimated reduction in net income before taxes would be approximately $1,758,000. The loss in revenue would be offset by a reduction in overhead. The majority of the reduction in overhead would result from the expected closure of the Washington facility. The Company would have to reposition its West Coast marketing efforts to compensate for this closure. However, because only approximately 9% of the Company's non-Starbucks business is serviced from this facility, the potential impact of this closure would be minimal.

The Company has a written supply agreement through August 31, 1999 with Starbucks. This exclusive supplier agreement details the manufacturing of flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. The price of the syrups are defined within the agreement, along with a mechanism for price increases associated with increased production costs. Under this agreement, payment for products are required to be made within 30 days upon receipt of invoice. Both the Company and Starbucks can cancel this agreement with 60 days written notice, with respect to price disagreements, and Starbucks can cancel this agreement with 90 days written notice if the Company does not match a lower price from a competitor.

OPERATIONS AND MANAGEMENT/EMPLOYEES

As of July 15, 1999, the Company employed 60 people, all of whom are full-time employees. None of the employees are unionized and the Company's management is unaware of any efforts by its employees to unionize.

The Company adopted the 1994 Stock Option Plan (the "Plan") to help attract and retain employees. at the Company's annual meeting of shareholders held on March 31, 1994. As of April 30, 1999, the Company has issued 17,000 options under this Plan. The Company is authorized to, and may, issue up to a total of 275,000 of its common shares, no par value, under the Plan.

The Company also maintains a salary deferral plan that is qualified under
Section 401(k) of the Internal Revenue Code. The plan, covering all full-time employees, allows participants to contribute certain amounts on a pretax basis and provides for certain matching contributions by the Company as specified in the plan agreement.

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

ITEM 2.      DESCRIPTION OF PROPERTY

EXECUTIVE OFFICE, EASTERN UNITED STATES MANUFACTURING AND WAREHOUSE FACILITY

On August 16, 1997, the Company moved into a new 50,000 square foot facility, located at 30 Paragon Parkway in Mansfield, Ohio. This facility, costing approximately $1,824,000, serves as the Company's executive offices and the Eastern United States manufacturing and warehouse facility. In addition to this facility, the Company owns a 12,600 square foot building at 64 Surrey Road in Mansfield, Ohio. This building is used for additional warehouse and storage space. The Company owns the Surrey Road building clear of debt and has a $666,995 mortgage note payable on the Paragon Parkway facility.

WESTERN UNITED STATES MANUFACTURING AND WAREHOUSE FACILITY

In May 1999, the Company moved to a 31,000 square foot warehousing and manufacturing facility in Kent, Washington outside of Seattle. This facility is comprised of 23,000 square feet of warehouse space and 5,500 square feet of manufacturing space. The lease on this facility is for five years starting June 1, 1999. The base rent averages $13,824 per month for the five year period. In addition to base rent, the Company is responsible for real estate taxes and operating fees, which are expected to average $3,433 per month. The Company is also required to maintain public liability insurance. The Company has installed over $200,000 of automated manufacturing equipment in this facility. Compared to the previous Kent, Washington facility, the increased space will enable the Company to better serve its West Coast customers and improve manufacturing efficiencies.

EQUIPMENT AND ADEQUACY OF FACILITIES

The Company owns substantially all of the equipment at its executive offices and manufacturing and warehouse facilities. This includes six automated production lines. Five of these lines are located in Mansfield, Ohio with another located at the Kent, Washington facility. Both the new Mansfield, Ohio and the Kent, Washington facilities have space for an additional automated production line.

The Company believes that its facilities are adequate for its current and anticipated needs and are adequately covered by insurance.

NOTES PAYABLE

The Company has a balance of $666,995, as of April 30, 1999, on a mortgage note payable to First Knox National Bank ("First Knox") collateralized by the real estate located at 30 Paragon Parkway Road in Mansfield, Ohio and by substantially all the assets of the Company. The mortgage note is payable in monthly installments of $9,071, including variable interest at a rate of 7.81%. Final payment will be due on October 1, 2007. The interest rate cannot change more than once every five years and is based upon 3.25% over the weekly average yield on U.S. Treasury securities. On December 4, 1997, the Company borrowed $140,098 on a note payable from First Knox payable in eighteen monthly principal payments plus interest at a rate of prime plus 0.5% commencing on January 31, 1997. The Wall Street Journal Prime rate as of April 30, 1999 was 7.75%. The balance on this note as of April 30, 1999 was $15,654. Pursuant to the terms of this note, all tangible property must be fully insured. The financial covenants and ratios imposed by First Knox with respect to such notes are as follows:

The Company must maintain (i) a minimum Tangible Net Worth of not less than $3,500,000.00, (ii) Working Capital in excess of $500,000.00, (iii) a ratio of Liquid Assets to current liabilities in excess of 0.60 to 1.00 and (iv) a ratio of current assets to current liabilities in excess of 1.45 to 1.00.

The term "Tangible Net Worth" means the Company's total assets excluding all intangible assets (i.e., goodwill, trademarks, patents, copyrights, organizational expenses and similar intangible items, but including leaseholds and leasehold improvements) less total Debt. The term "Debt" means all of the Company's liabilities excluding Subordinated Debt. The term "Subordinated Debt" means indebtedness and liabilities of the Company which have been subordinated by written agreement to indebtedness owed by the Company to the Lender in form and substance acceptable to the Lender. The term "Working Capital" means the Company's current assets, less the Company's current liabilities. The term "Liquid Assets" means the Company's accounts receivable plus cash on hand plus the Company's readily marketable securities. Except as provided above, all computations made to determine compliance with the requirements contained in this paragraph shall be made in accordance with accounting principles acceptable to the First Knox, applied on a consistent basis, and certified by the Company as being true and correct.

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

                                    PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

MARKET INFORMATION

Prior to January 1995, the common shares, no par value, of the Company ("Common Stock") were traded only by a single market maker and did not have an NASD inter-dealer transaction price. From that date until December 17, 1996, the Common Stock was traded in the over-the-counter market. Since December 17, 1996, the Common Stock has been traded on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market(SM) under the symbol "SLHN." As of July 15, 1999, the Company had seven listed market makers. The following table sets forth the high and low closing prices of the Common Stock as reported by The Nasdaq Stock Market(SM):


Quarter Ended April 30, 1999       High $3.00    Low $1.75


Quarter Ended January 31, 1999     High $4.00    Low $2.125


Quarter Ended October 31, 1998     High $3.75    Low $2.00


Quarter Ended July 31, 1998        High $4.875   Low $3.00


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


Quarter Ended April 30, 1996       High $7.00    Low $5.00

Quarter Ended January 31, 1996     High $7.50    Low $6.00


Quarter Ended October 31, 1995     High $7.25    Low $5.00


Quarter Ended July 31, 1995        High $4.375   Low $4.00

HOLDERS

At June 30, 1999, the approximate number of holders of record of shares of Common Stock was 790.

DIVIDENDS

The Company has not paid any cash dividends during the two fiscal years ended April 30, 1999 and 1998 and has no present intention of paying dividends. The Company cannot, without written prior consent of First Knox, pay any dividends on the Common Stock.

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

PLAN OF OPERATION

While flavored syrup sales to the specialty coffee industry continues to be the backbone of the Company's business, efforts are being made to develop product diversity. The Company's plans, for the fiscal year ended April 30, 2000, include aggressively pursuing the specialty frozen beverage market, developing other new product lines, further developing the international market, adjusting its domestic distributor network and increasing manufacturing efficiencies. The Company also plans to continue to search for strategic acquisitions to enhance market position and provide for revenue growth.

Specifically, the Company's plans center around diversifying and providing a wider range of products for its distributors to handle. The Company's management recognizes that a wider range of products will enhance the Company's distributors' sales efforts and enable them to be a more valuable supplier to their customers. The Company also has long recognized the need to diversify from its concentration in sales to the specialty coffee industry. The first step in this process was to improve the Company's product development capabilities. In January 1999, the Company hired an experienced research flavorist from the raw flavoring and extract industry and built a modern research lab at its Mansfield facility. This initiative dramatically reduced the time between product conception and finished products ready for delivery. This was evident when the Company initiated efforts to develop a frozen beverage line of products in late January 1999. The development of this full line of products was completed with shipments beginning in late April 1999. An enhanced product development capability is also essential for strong international sales as a number of significant countries have specific ingredient and labeling requirements for products sold within their country.

The Company's frozen beverage product line is the initial move to diversify from the specialty coffee industry and leverage the Company's strength in manufacturing flavored liquid products. The Company believes that this market is several times larger than the specialty coffee market and is still in a rapid growth phase. The Company's plans for this product line include expansion of the Company's sales force, some of which took place in the 4th quarter of fiscal year 1999, and increased advertising and marketing expenditures. The Company's marketing efforts will be concentrated to aggressively pursue the frozen beverage market with a broad base of different products. Also marketing will focus on the advantages that the Company's distributors and existing frozen beverage distributors will have in selling both the frozen beverage and coffee flavoring product lines. The Company plans also call for efforts to continue to identify and develop additional product lines.

The Company plans also include making an intensified effort to grow its international business. A large number of international contacts were made during the fiscal year ended April 30, 1999. From these contacts, the Company has been able to establish a number of new international distributors. Efforts will continue in fiscal year 2000 to build a strong international presence. In addition, the Company is adjusting its domestic distributor network. The performance of the Company's master distributor program to build sub-distributors did not meet expectations. Subsequently, the master distributors are changing to volume distributors with non-exclusive territories with Company sales personnel more aggressively developing sub-distributors and regular distributors throughout the domestic market.

The Company continues to strive to offer a higher degree of customer service and to lower production costs through improved efficiencies at its manufacturing facilities. In order to meet increased warehousing requirements by some of the Company's larger customers, the Company, in May 1999, moved into a 30,000 square foot facility manufacturing and warehouse facility in Kent, Washington. The move, from the Company's smaller Kent facility, also permitted improvements in Kent's manufacturing capabilities. With this move, the Company now has two large and modern facilities to serve its customers. In late April 1999, the Company also acquired new production equipment at its Mansfield, Ohio facility. This new production equipment, in addition to providing an immediate cost benefit, provides for a growth path to much higher production speeds in the future.

The Company's plans also include the continued search for acquisition candidates. The appropriate candidates will enhance market position and provide for revenue growth. Specifically, an acquisition could provide new technological capability, add volume to the Company's existing product lines or compliment the Company's existing product lines.

SELECTED SUMMARY FINANCIAL INFORMATION


                              FISCAL YEAR         FISCAL YEAR         FISCAL YEAR         FISCAL YEAR         FISCAL YEAR
                               APRIL 30,           APRIL 30,           APRIL 30,           APRIL 30,           APRIL 30,
                                 1999                1998                1997                1996                1995

BALANCE SHEET:
   CURRENT ASSETS            $   3,457,644      $   3,556,309        $   2,956,601       $   1,889,929       $   2,567,618

   TOTAL ASSETS              $   7,438,221      $   7,514,201        $   5,780,362       $   3,973,037       $   4,211,961

   CURRENT LIABILITIES       $     865,692      $   1,156,514        $   1,050,774       $   1,417,743       $     924,388

   LONG TERM DEBT,           $     664,203      $     802,353        $       2,256       $     144,500       $     408,355
     NET OF CURRENT PORTION

   TOTAL LIABILITIES         $   1,633,032      $   2,010,146        $   1,053,030       $   1,562,243       $   1,332,743

   SHAREHOLDERS' EQUITY      $   5,805,189      $   5,504,055        $   4,727,332       $   2,410,794       $   2,879,218

STATEMENTS OF OPERATIONS:

   TOTAL SALES               $  10,206,832      $   9,242,530        $   7,381,105       $   5,514,753       $   5,557,469

   COST OF GOODS SOLD        $   7,630,669      $   6,613,046        $   5,432,588       $   4,343,803       $   3,935,180

   SELLING, GENERAL AND      $   2,108,038      $   1,758,667        $   1,588,865       $   1,774,118       $   1,359,406
     ADMINISTRATIVE
     EXPENSES

   NET INCOME (LOSS)         $     261,534      $     659,716        $     402,272       $    (732,915)      $     156,718

   BASIC AND DILUTED         $        0.08      $        0.20        $        0.13       $       (0.26)      $        0.06
     EARNINGS (LOSS)
     PER SHARE



QUARTERLY INFORMATION FOR THE        4TH QUARTER       3RD QUARTER         2ND QUARTER         1ST QUARTER
YEAR ENDED APRIL 30, 1999

BALANCE SHEET:

   CURRENT ASSETS                  $   3,457,644     $   3,835,542       $   4,505,502        $  3,475,712

   TOTAL ASSETS                    $   7,438,221     $   7,680,435       $   8,375,647        $  7,405,074

   CURRENT LIABILITIES             $     865,692     $     960,420       $   1,758,331        $  1,033,687

   LONG TERM DEBT, NET OF CURRENT  $     664,203     $     701,330       $     734,851        $    766,681
    PORTION

   TOTAL LIABILITIES               $   1,633,032     $   1,746,987       $   2,570,081        $  1,861,227

   SHAREHOLDERS' EQUITY            $   5,805,189     $   5,933,448       $   5,805,566        $  5,543,847

STATEMENTS OF OPERATIONS:

   TOTAL SALES                     $   2,367,885     $   2,661,301       $   3,241,046        $  1,936,600

   COST OF GOODS SOLD              $   1,976,377     $   1,961,436       $   2,243,219        $  1,449,637

   SELLING, GENERAL AND            $     552,295     $     468,103       $     561,529        $    526,111
   ADMINISTRATIVE EXPENSES

   NET INCOME (LOSS)               $    (128,259)    $     127,882       $     261,719        $        192

   BASIC AND DILUTED EARNINGS      $       (0.04)    $        0.04       $        0.08        $       0.00
    (LOSS) PER SHARE

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
    PER SHARE


QUARTERLY INFORMATION FOR THE        4TH QUARTER       3RD QUARTER         2ND QUARTER         1ST QUARTER
YEAR ENDED APRIL 30, 1997

BALANCE SHEET:

   CURRENT ASSETS                  $   2,956,601     $   3,762,852       $   2,635,424        $   2,022,950

   TOTAL ASSETS                    $   5,780,362     $   5,987,157       $   4,630,923        $   4,075,008

   CURRENT LIABILITIES             $   1,050,774     $   1,507,068       $   1,674,796        $   1,316,627

   LONG TERM DEBT, NET OF CURRENT  $       2,256     $      33,309       $     365,055        $     394,688
    PORTION

   TOTAL LIABILITIES               $   1,053,030     $   1,540,377       $   2,039,851        $   1,711,315

   SHAREHOLDERS' EQUITY            $   4,727,332     $   4,446,780       $   2,591,072        $   2,363,693

STATEMENTS OF OPERATIONS:

   TOTAL SALES                     $   1,888,778     $   2,034,609       $   2,117,080        $   1,340,638

   COST OF GOODS SOLD              $   1,433,659     $   1,475,180       $   1,512,394        $   1,011,355

   SELLING, GENERAL AND            $     412,495     $     406,794       $     408,321        $     361,255
   ADMINISTRATIVE EXPENSES

   NET INCOME (LOSS)               $      15,578     $     211,666       $     227,379        $     (52,351)

   BASIC AND DILUTED EARNINGS      $        0.00     $        0.07       $        0.08        $       (0.02)
(LOSS) PER SHARE

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

Net sales for the fiscal years ended April 30, 1999 and 1998 were $10,206,832 and $9,242,530, respectively, which represents a 10.4% increase. For the fiscal year ended April 30, 1999, private label syrup sales increased by 22.9%, the Company's branded syrup products sales increased by 17.7%, while the sales of other Company products decreased by 35.3%, all as compared to the fiscal year ended April 30, 1998. Private label syrup, Company branded syrup, and other Company products represented 73.5%, 18.8% and 7.7% of gross sales, respectively, for the fiscal year ended April 30, 1999. The increase in private label syrup sales was the result of significant sales increases to several large private label customers including the Company's largest customer. The Company's branded syrup products' sales increased primarily as a result of sales of the SENZA and SAN MARINO brand product lines that were acquired in the latter part of fiscal 1998 and initial shipments of the new DiNATURA(TM) brand of premium syrups. The increase in the DiNATURA(TM), SENZA and SAN MARINO brands, along with a 2.7% increase in the DOLCE(R) brand syrups was offset by a 28.3% decrease in Flavor-Mate(R) brand syrups. The decrease in Flavor-Mate(R) brand syrups sales were primarily a result of customers transferred to the SENZA brand in an effort to consolidate the number of brands offered by the Company. The sales of other Company products decreased due to lower sales of all product lines in this group, other than dip mixes packaged under the Select Origins(R) brand. The downward trend in the sales of other Company products reflects the sale of the Grandma's Choice flavor extract business in February 1998 and other low profit product lines being eliminated or de-emphasized.

During the fiscal year ended April 30, 1999, the Company experienced higher cost of goods sold, as a percentage of net sales, compared to the same twelve-month period in the previous year. Improved manufacturing efficiency was offset by increases in write offs of obsolete inventory, spoilage and slippage, packaging costs and freight-out costs. Consequently, cost of sales, as a percentage of net sales, increased to 74.8% for the fiscal year ended April 30, 1999 compared to 71.6% for the previous year. Cost of sales increased by $1,017,623 for the fiscal year ended April 30, 1999 compared to the fiscal year ended April 30, 1998.

Selling, general and administrative expenses increased by 19.9% or $349,371 for the fiscal year ended April 30, 1999 compared to the prior fiscal year. This increase resulted from increases in the number of employees, employee wages and benefit programs, advertising, marketing and professional services, depreciation, computer support costs, director fees, the amortization of goodwill and direct selling expenses such as product samples, travel and telephone. These increases were offset by decreases in sales promotion and trade show expense, corporate insurance, supplies and product placement costs. Specifically, the Company increased the sales staff by five employees to support the introduction of the PARADISE BAY(TM) frozen beverage product line and to support international sales and other marketing efforts. Increases in the number of employees, employee wages and employee benefit programs totaled $136,555 for the current year compared to the fiscal year ended April 30, 1998. In addition, the introduction of both the DiNATURA(TM) and PARADISE BAY(TM) product lines increased advertising and product sample expense by $88,861 or 64.6% for the fiscal year ended April 30, 1999 compared to the fiscal year ended April 30, 1998. Selling, general and administrative expenses, as a percentage of net sales, increased to 20.7% compared to 19.0% for the fiscal years ended April 30, 1999 and 1998, respectively.

Interest expense for the fiscal year ended April 30, 1999 increased by $25,900 compared to the fiscal year ended April 30, 1998. The increase primarily reflects borrowing associated with the Company's new manufacturing, warehouse and executive office facility and borrowing associated with the acquisition of the SENZA product line.

The Company reported interest and other income of $75,190 for the fiscal year ended April 30, 1999 compared to $14,641 for the fiscal year ended April 30, 1998. The primary reasons for this $60,549 increase were a $50,632 rebate from the Ohio Bureau of Workers Compensation and a $13,500 settlement from a defamation claim made by the Company against a competitor.

Income before income tax expense decreased 44.3% to $463,095 for the fiscal year ended April 30, 1999 from $831,138 for the fiscal year ended April 30, 1998.

The Company recorded income tax expense of $201,561 for the fiscal year ended April 30, 1999. For the fiscal year ended April 30, 1998, the Company recorded income tax expense of $171,422. The income tax expense in fiscal year 1998 was lower than fiscal year 1999 due to a reversal of a previously recorded valuation allowance of $125,383.

As a result of the foregoing, the Company reported net income of $261,534, or $0.08 per basic weighted average number of shares of Common Stock outstanding, for the fiscal year ended April 30, 1999 compared to net income of $659,716, or $0.20 per basic weighted average number of shares of Common Stock outstanding, for the fiscal year ended April 30, 1998. The basic weighted average number of shares of Common Stock outstanding increased to 3,285,684 for the current twelve-month period compared to 3,246,375 for the comparable twelve-month period last year. The increase reflects Common Stock issued upon the exercise of warrants.

Net income for the 4th quarter of the fiscal year ended April 30, 1999 decreased approximately $99,000 because of year-end inventory adjusting entries. The amount of the inventory adjustments, pre-tax, were approximately $160,000. The primary purpose of the adjusting entries was to capitalize labor and overhead associated with the production of finished goods inventory still on-hand as of April 30, 1999 and to record the year-end physical inventory adjustment. The Company uses a gross margin method to estimate cost of sales during the interim periods and an adjustment is recorded at year-end to properly reflect activity based on the results of the physical inventory.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1998 AND 1997

Net sales for the fiscal years ended April 30, 1998 and 1997 were $9,242,530 and $7,381,105, respectively, which represents a 25.2% increase. Private label flavored syrup sales and the Company's branded flavored syrup sales increased by 33.3% and 26.8%, respectively, while the sales of other Company products decreased by 6.7% for the fiscal year ended April 30, 1998 compared to the fiscal year ended April 30, 1997. For the fiscal year ended April 30, 1998, private label and the Company's branded flavored syrup sales represented 68.5% and 18.2% of gross sales, respectively, while the Company's other products represented 13.3% of gross sales. The increase in private label flavored syrup sales was primarily the result of significant sales growth by several of the Company's private label customers. The increase in the Company's branded flavored syrup sales was primarily due to the acquisition of the SENZA RIVALE(TM), the SENZA ZUCCHERO and the SAN MARINO FLAVORED SYRUP brands, and the effect of the recovery in January 1997 of a Flavor-Mate(R) customer lost in January 1996. The unit sales volume of the DOLCE(R) brand of flavoring syrups increased for the fiscal year ended April 30, 1998. However, as a result of master distributor pricing, the dollar sales of the DOLCE(R) brand decreased by 4.0% compared to the fiscal year ended April 30, 1997. The net sales of other Company products decreased primarily as a result of significant decreases in the sales of flavorings, cod liver oil, and cinnamon and mulling sticks.

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

Selling, general and administrative expenses increased by 10.7% or $169,802 for the fiscal year ended April 30, 1998 compared to the fiscal year ended April 30, 1997. This increase resulted from increased participation in trade shows, increased travel costs, increased depreciation expense, increased employee costs associated with an increase in the sales and marketing staff and an increase in employee health and general corporate insurance costs. These increases were offset by decreases in sales commission expense and advertising costs. The Company also recorded a large increase in public relations expenses associated with efforts to increase the marketability of its Common Stock and with complying with SEC disclosure requirements. In addition, the Company recorded expenses associated with the disposal of its former Mansfield manufacturing building.

The Company recorded income tax expense of $171,422 for the year ended April 30, 1998 compared to a income tax benefit of $96,601 for the year ended April 30, 1997. This $268,023 change is primarily the result of increased earnings and reversal of a previously recorded valuation allowance due to the usage of the Company's net loss carry forwards.

As a result of the foregoing, the Company reported net income of $659,716, or $0.20 per basic and diluted weighted average number of shares of Common Stock outstanding, for the fiscal year ended April 30, 1998 compared to a net income of $402,272, or $0.13 per basic and diluted weighted average number of shares of Common Stock outstanding, for the fiscal year ended April 30, 1997. The weighted average number of shares of Common Stock outstanding increased to 3,246,375 for the current year compared to 2,994,679 for the previous fiscal year. The increase primarily reflects increased Common Stock outstanding as a result of the Company's stock offering, warrants exercised and conversion of subordinated debt into Common Stock.

Net income for the 4th quarter of the fiscal year ended April 30, 1998 increased approximately $164,000 because of year end inventory adjusting entries. The amount of the year end inventory adjustment, pre-tax, was approximately $254,000. The primary purpose of the adjusting entries was to capitalize labor and overhead associated with the production of finished goods inventory still on-hand as of April 30, 1998 and to record the year end physical inventory adjustment. The Company uses a gross margin method to estimate cost of sales during the interim period and an adjustment is recorded at year end to properly reflect activity based on the results of the physical inventory.

LIQUIDITY AND CAPITAL RESOURCES

The working capital and working capital ratio as of April 30, 1999 and April 30, 1998 were $2,591,952 and 3.99 to 1 and $2,399,795 and 3.08 to 1, respectively.
The increase in working capital for April 30, 1999 compared to April 30, 1998 was primarily a result of a $89,529 increase in the Company's cash and cash equivalents, a $124,860 increase in the Company's prepaid expenses, a $52,898 decrease in the Company's accrued expenses and a $228,425 decrease in accounts payable, offset by a $52,989 decrease in the Company's inventory and a $231,549 decrease in the Company's accounts receivable. The increase in prepaid expenses and decrease in accrued expenses was a result of estimated income tax payments. The decrease in account payable and inventory was a result of the Company's strong cash position and reduced raw material purchases as a result of efforts to decrease inventory levels. The decrease in accounts receivable was a result of weaker sales in April 1999 compared to April 1998.

The Company's operating activities, for the year ended April 30, 1999, provided net cash of $613,878. The Company used $407,787 to acquire equipment and also increased its investment in life insurance policies by $9,013. The Company used $147,649 to make principal payments on a mortgage note payable and on capital leases, and received $39,600 from the exercise of warrants and received $500 from the sale of fixed assets. Consequently, during this period, cash and cash equivalents increased by $89,529. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

On December 2, 1998, the Company renewed its $400,000 line of credit with First Knox and there was no outstanding balance on this line as of July 15, 1999.

The Company, during the fiscal year ending April 30, 1999, experienced minor inflationary increases in the cost of its raw and packaging materials. The Company did not raise the selling prices of its products and subsequently absorbed these cost increases.

The Company believes that the First Knox line of credit and cash from operating activities will be sufficient to finance operations and planned capital expenditures for the next 12 months. The Company will need to secure additional financing to pursue acquisitions.

YEAR 2000 COMPLIANCE

On June 4, 1997, the Company signed an agreement to purchase new computer application software and hardware. All the primary financial and manufacturing modules have been implemented as of April 30, 1999. The installation and implementation of some secondary manufacturing modules are targeted for completion by April 2000. This software is Year 2000 compliant. The Company needs to update the version of its UNIX operating system and the system's printer spooler for the hardware to be fully Year 2000 compliant. This upgrade is scheduled for the third calendar quarter of 1999. The Company's personal computers require a minor upgrade to the operating system according to the operating system manufacturer. The Company has obtained the necessary upgrade and will be installing it over the next several months.

 The Company has completed upgrades and tests on all other software and hardware for Year 2000 compliance and does not anticipate any additional costs or Year 2000 compliance problems on these systems. The Company's software is currently functioning in fiscal year 2000 without any problems. The Company, as of April 30, 1999, has incurred costs of $215,219 and anticipates $15,000 in additional expenditures to complete the Year 2000 compliance costs. The Company does not anticipate any other significant internal costs associated with Year 2000 compliance. The Company is vulnerable to potential disruption from suppliers, and the Company will be assessing the extent of this vulnerability.


             [The remainder of this page intentionally left blank.]

ITEM 7.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

1.  Financial Statements of Stearns & Lehman, Inc.                                                   Page


Report of Independent Accountants (dated June 23, 1999) ...............................................21

Balance Sheets as of April 30, 1999 and 1998 ..........................................................22

Statements of Income for the years ended April 30, 1999 and 1998 ......................................24

Statements of  Shareholders' Equity for the years ended April 30, 1999 and 1998 .......................25

Statements of Cash Flows for the years ended April 30, 1999 and 1998 ..................................26

Notes to Financial Statements .........................................................................28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Stearns & Lehman, Inc.

In our opinion, the accompanying balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Stearns & Lehman, Inc. at April 30, 1999 and 1998, and the results of its operations and its cash flows for each year of the two years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers


June 23, 1999

STEARNS & LEHMAN, INC.
BALANCE SHEETS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                      1999              1998

                                     ASSETS

Current assets:

   Cash and cash equivalents                                       $  361,868        $  272,339
   Trade accounts receivable, net of allowance for doubtful
      accounts of $40,000 in 1999 and $56,000 in 1998               1,044,515         1,307,233
   Inventory                                                        1,815,353         1,868,342
   Prepaid expenses and other                                         194,790            69,930
   Deferred income taxes                                               41,118            38,465
                                                                   ----------        ----------

            Total current assets                                    3,457,644         3,556,309
                                                                   ----------        ----------

Property and equipment:
   Land                                                                73,928            73,928
   Buildings                                                        1,829,823         1,829,823
   Building improvements                                               91,809            41,281
   Leasehold improvements                                               9,433             9,433
   Machinery and equipment                                          1,991,730         1,756,977
   Office equipment                                                   388,754           411,328
   Tooling                                                            131,089            89,873
   Vehicles                                                            40,401            45,392
                                                                   ----------        ----------

                                                                    4,556,967         4,258,035

         Less accumulated depreciation                              1,169,800           957,822
                                                                   ----------        ----------

            Net property and equipment                              3,387,167         3,300,213
                                                                   ----------        ----------

Goodwill, net                                                         523,826           583,420
Cash surrender value of life insurance                                 51,089            42,076
Trademarks and patents, net                                             3,167             3,863
Other assets                                                           15,328            28,320
                                                                   ----------        ----------

            Total assets                                           $7,438,221        $7,514,201
                                                                   ==========        ==========


CONTINUED

STEARNS & LEHMAN, INC.
BALANCE SHEETS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                      1999              1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $  539,668        $  768,093
   Accrued expenses                                                    187,578           240,476
   Current portion of notes payable                                    138,446           145,689
   Current portion of capital lease obligations                             --             2,256
                                                                    ----------        ----------

            Total current liabilities                                  865,692         1,156,514
                                                                    ----------        ----------

Long-term liabilities:
   Notes payable, net of current portion                               664,203           802,353
   Deferred income taxes                                               103,137            51,279
                                                                    ----------        ----------

            Total long-term liabilities                                767,340           853,632
                                                                    ----------        ----------

            Total liabilities                                        1,633,032         2,010,146
                                                                    ----------        ----------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized,
      3,289,165 and 3,275,965 issued and 3,285,865 and
      3,272,665 outstanding as of April 30, 1999 and 1998,
      respectively                                                       3,629             3,614
   Additional paid-in capital                                        5,248,461         5,208,876
   Retained earnings                                                   566,299           304,765
                                                                    ----------        ----------

                                                                     5,818,389         5,517,255

         Less treasury stock at cost; 3,300 shares                      13,200            13,200
                                                                    ----------        ----------

            Total shareholders' equity                               5,805,189         5,504,055
                                                                    ----------        ----------

            Total liabilities and shareholders' equity              $7,438,221        $7,514,201
                                                                    ==========        ==========


   The accompanying notes are an integral part of these financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF INCOME
FOR THE YEARS ENDED APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


                                                              1999                1998

Sales                                                     $ 10,206,832         $ 9,242,530
Cost of sales                                                7,630,669           6,613,046
                                                          ------------         -----------

            Gross profit                                     2,576,163           2,629,484

Selling, general and administrative expenses                 2,108,038           1,758,667
                                                          ------------         -----------

Income from operations                                         468,125             870,817
                                                          ------------         -----------
Other income (expense), net:
   Interest expense                                            (80,220)            (54,320)
   Interest income                                              27,392              16,641
   Other, net                                                   47,798              (2,000)
                                                          ------------         -----------

Income before income tax expense                               463,095             831,138
                                                          ------------         -----------
   Income tax expense:
      Current                                                  152,356              56,636
      Deferred                                                  49,205             114,786
                                                          ------------         -----------

            Total income tax expense                           201,561             171,422
                                                          ------------         -----------

            Net income                                    $    261,534         $   659,716
                                                          ============         ===========

            Earnings per share - Basic                    $        .08         $       .20
                                                          ============         ===========

            Earnings per share - Diluted                  $        .08         $       .20
                                                          ============         ===========

Basic weighted-average common shares outstanding             3,285,684           3,246,375
                                                          ============         ===========

Diluted weighted-average common shares outstanding           3,287,964           3,273,029
                                                          ============         ===========


   The accompanying notes are an integral part of these financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                 RETAINED
                                  NUMBER OF                    ADDITIONAL        EARNINGS                           TOTAL SHARE-
                                   COMMON         COMMON         PAID-IN       (ACCUMULATED        TREASURY           HOLDERS'
                                   SHARES         SHARES         CAPITAL         DEFICIT)           SHARES            EQUITY
                                   ------         ------         -------         --------           ------            ------

Balance at April 30, 1997         3,226,752       $3,563       $5,091,920        $(354,951)        $ (13,200)        $4,727,332

   Net income                                         --               --          659,716                --            659,716

   Exercise of warrants              45,913           51          116,956               --                --            117,007
                                  ---------       ------       ----------        ---------         ---------         ----------

Balance at April 30, 1998         3,272,665        3,614        5,208,876          304,765           (13,200)         5,504,055

   Net income                                         --               --          261,534                --            261,534

   Exercise of warrants              13,200           15           39,585               --                --             39,600
                                  ---------        -----        ---------        ---------         ---------         ----------

Balances at April 30, 1999        3,285,865       $3,629       $5,248,461        $ 566,299         $ (13,200)        $5,805,189
                                  =========       ======       ==========        =========         =========         ==========



   The accompanying notes are an integral part of these financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                         1999                1998



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 261,534         $   659,716
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                    31,169              21,400
      Depreciation and amortization                                      381,401             326,020
      Impairment and loss on the disposal of fixed assets                 12,214              40,720
      Deferred income taxes                                               49,205             114,786
Changes in assets and liabilities:
      Trade accounts receivable                                          231,549            (444,174)
      Inventory                                                           52,989            (589,179)
      Prepaid expenses and other                                        (124,860)              5,709
      Accounts payable                                                  (228,425)            (33,579)
      Accrued expenses                                                   (52,898)              1,201
                                                                       ---------         -----------
            Net cash provided by operating activities                    613,878             102,620
                                                                       ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (407,787)         (1,402,546)
   Proceeds from sale of property and equipment                              500              74,324
   Cash surrender value of life insurance, net                            (9,013)            (18,465)
   Purchase of other assets                                                   --            (149,649)
                                                                       ---------         -----------
            Net cash used in investing activities                       (416,300)         (1,496,336)
                                                                       ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under notes payable                                         --             890,000
   Principal payments on long-term debt and capital leases              (147,649)            (71,785)
   Net proceeds from issuance of common shares                            39,600             117,007
                                                                       ---------         -----------
            Net cash (used in) provided by financing activities         (108,049)            935,222
                                                                       ---------         -----------

Net increase (decrease) in cash and cash equivalents                      89,529            (458,494)

Cash and cash equivalents, beginning of year                             272,339             730,833
                                                                       ---------         -----------

Cash and cash equivalents, end of year                                 $ 361,868         $   272,339
                                                                       =========         ===========


CONTINUED

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                    1999             1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for:
      Interest                                                     $ 80,220        $ 54,321
                                                                   ========        ========

      Income taxes                                                 $318,228        $     --
                                                                   ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   AND INVESTING ACTIVITIES:
      Issuance of note payable for business assets acquired        $     --        $120,000
                                                                   ========        ========



   The accompanying notes are an integral part of these financial statements.

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of business. Steams & Lehman, Inc. (the Company) is engaged in the business of manufacturing and selling specialty food products, including extracts, flavorings, liquid spices and Italian syrups. The principal market for the Company's products is the continental United States.

         Inventories. Inventory is valued at the lower of most recent costs or market which approximates cost using the first-in, first-out (FIFO) method. Indirect costs that do not relate to production of finished goods, including general and administrative expenses, are charged to expense as incurred. The Company uses a gross margin method to estimate cost of sales during interim periods. An adjustment is made at year end to record actual activity based on the results of the year end physical inventory. The year end adjustment increased cost of sales by $159,957 in 1999 and decreased cost of sales by $253,934 in 1998.

         Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: buildings and building improvements, 30 to 40 years; machinery and equipment, 5 to 10 years; tooling, 2 to 10 years; and vehicles, 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Depreciation expense was $308,119 in 1999 and $253,948 in 1998. Repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the applicable accounts, and any gain or loss from disposition is included in operations.

         Earnings per share. Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share", which the Company adopted in the third quarter of the fiscal year ended April 30, 1998. Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average of dilutive warrants outstanding.



                                                                 APRIL 30,
                                                       -------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 1999                 1998
------------------------------------------             -----------           ---------

Common shares issued                                   3,288,984             3,249,675
Treasury shares                                           (3,300)               (3,300)
                                                       ---------             ---------
   Basic shares                                        3,285,684             3,246,375
   Dilutive effect of warrants                             2,280                26,654
                                                       ---------             ---------
      Diluted shares                                   3,287,964             3,273,029
                                                       =========             =========

         Cash and cash equivalents. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash consists primarily of demand deposits held principally with one financial institution.

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


         Income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

         Revenue recognition. Sales are recorded when products are shipped to the customer.

         Advertising and promotion costs. Advertising and promotion costs are charged to operations as incurred. Advertising and promotion expense was $206,664 in 1999 and $169,192 in 1998.

         Goodwill. Goodwill represents the excess of purchase price over fair value of net tangible assets acquired (see Notes 6 and 15). Goodwill is amortized on a straight-line basis over 12 to 15 years. Amortization expense was $59,594 in 1999 and $57,383 in 1998 and accumulated amortization was $264,254 and $204,660 at April 30, 1999 and 1998, respectively.

         Fair value of financial instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity. The carrying amount of variable rate debt issued approximates fair value because the interest rate changes with market interest rates and the carrying amount of fixed rate debt approximates fair value due to its short-term nature.

         Foreign sales. The Company transacts all foreign sales to distributors and customers in United States currency.

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of risk. The Company purchases certain products from sole-source suppliers of which there are currently no other suppliers used by the Company. A change in suppliers during certain peak periods could cause a delay in production and a possible loss of sales, which would affect operating results adversely.

         The Company has eight major customers which represented sales of approximately 71% in 1999 and 65% in 1998. The loss of any of these customers could have an adverse impact on the operating results of the Company.

         The Company maintains virtually all of its banking relationships with one financial institution.

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


2.       INVENTORY

         The major components of inventory at April 30, 1999 and 1998 were as follows:

                                             1999             1998

Raw materials                            $  883,676        $1,002,539
Work in process                               7,704             2,708
Finished goods                              923,973           863,095
                                         ----------        ----------

    Total inventory                      $1,815,353        $1,868,342
                                         ==========        ==========

3.       LEASE COMMITMENTS

         The Company leases a building and certain office and production equipment under noncancelable operating lease agreements expiring through fiscal 2006. The building lease provides for future minimum rent escalations. Minimum rental commitments under noncancelable operating leases at April 30, 1999 are as follows:

         YEAR ENDING APRIL 30,
         ---------------------
         2000                      $  196,409
         2001                         204,164
         2002                         204,164
         2003                         212,590
         2004                         212,916
         Thereafter                   230,659
                                   ----------
                                   $1,260,902
                                   ==========

         Total rent expense charged to operations for all operating leases was $128,770 in 1999 and $120,894 in 1998.

4.       LINES OF CREDIT

         On December 2, 1996, the Company signed a Line of Credit Agreement with a bank for $400,000 with interest at a rate of prime plus 0.5%. This Line of Credit Agreement was renewed on December 2, 1998 and expires on December 2, 1999. This agreement is collateralized by substantially all the assets of the Company and contains covenants that require the Company to maintain a certain minimum working capital and net worth and maintain a certain quick and current ratio. As of April 30, 1999, there was no outstanding balance under this agreement.

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


5.       NOTES PAYABLE

         Notes payable at April 30, 1999 and 1998 consisted of the following:

                                                                            1999              1998

         Note payable to a bank, collateralized by real estate,
           accounts receivable, inventory, and equipment, payable in
           monthly installments of $9,071 including interest at a rate of weekly average yield on U.S. Treasury securities plus
           3.25% adjusted not more than once per five years (interest
           rate of 7.81% as of April 30, 1999), due on October 1, 2007.  $  666,995         $ 719,055

         Note payable to a company, unsecured, payable in monthly
           installments of $7,111 including interest at a rate of
           8.25% per annum commencing July 1, 1999, due on December
           1, 2000. Interest will be paid monthly until the first
           principal payment is made on July 1, 1999.                       120,000           120,000

         Note payable to a bank, collateralized by accounts
           receivable, inventory and equipment, payable in monthly
           installments of $7,778 plus interest at a rate of prime plus
           0.5% (7.75% at April 30, 1999),due on June 2, 1999.               15,654           108,987
                                                                         ----------         ---------

             Total notes payable                                            802,649           948,042

             Less current portion                                           138,446           145,689
                                                                         ----------         ---------

                                                                         $  664,203         $ 802,353
                                                                         ----------         ---------

         Future maturities of notes payable at April 30, 1999 are as follows:

                  YEAR ENDING APRIL 30,
                  ---------------------
                  2000                                                                      $ 138,446
                  2001                                                                        118,020
                  2002                                                                         68,018
                  2003                                                                         73,604
                  2004                                                                         79,573
                  Thereafter                                                                  324,988
                                                                                            ---------
                                                                                            $ 802,649
                                                                                            =========

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


6.       BUSINESS COMBINATION

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

         As of April 30, 1999, the Company has settled the escrow and augmentation issues with certain former shareholders of Select for 17,162 shares of which 17,057 shares were in escrow on April 30, 1996 and 105 shares were contingently issuable upon settlement. The Company repurchased and retired the 95 contingently issuable shares. The Company intends to settle the escrow and augmentation issues with the remaining former shareholders of Select for 420 shares of which 417 were in escrow on April 30, 1999 and April 30, 1998 and 3 were contingently issuable upon settlement. The settlement has been recorded in the financial statements at April 30, 1999 and 1998 as an adjustment to the original purchase price.

7.       COMMON STOCK TRANSACTIONS

         On November 25, 1997, 25,000, 10,913 and 10,000 shares of the Company's common stock were issued at $3.50, $3.15 and $3.00 per share, respectively, upon exercise of warrants (see Note 8).

         On May 5, 1998, 13,200 shares of the Company's common stock were issued at $3.00 per share upon exercise of warrants (see Note 8).

8.       WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

         During fiscal 1998, the Company issued warrants to two directors for each to purchase 5,000 shares of common stock at an exercise price of $5.625 per share, which expire January 20, 2008. The warrants were fully exercisable at the date of grant.

         During fiscal 1998, 25,000, 10,913 and 10,000 shares of the Company's common stock were issued at $3.50, $3.15 and $3.00 per share, respectively, upon exercise of warrants.

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


         During fiscal 1999, 13,200 shares of the Company's common stock were issued at $3.00 per share upon exercise of warrants.

         On May 5, 1998, 10,256 warrants, with an exercise price of $3.00 per common share, expired without being exercised.

         On September 29, 1998, 17,000 employee stock options were issued with an exercise price of $2.266 per share of common stock. On September 29, 1999, 25% of these options are exercisable. On the anniversary date of issuance in each subsequent year, an additional 25% of these options become exercisable until all 17,000 options are exercisable on September 29, 2002.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for warrants or options ("warrants") granted as the Company believes warrants were granted at fair market value at the date of grant. The Company did not recognize any expense for warrants granted during the year ended April 30, 1999. Had compensation cost for the warrants granted been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The 1998 pro forma amounts include the effect of the reversal of prior years pro forma net operating losses under SFAS No. 123.

                                                       1999             1998

Net income                    Pro forma            $  255,706       $  600,531
                              As reported             261,534          659,716

Diluted earnings per share    Pro forma            $      .08       $      .18
                              As reported                 .08              .20

         In determining the pro forma amount of stock-based compensation on a basis consistent with SFAS No. 123, the fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: no dividend yield; expected volatility 111% and 80.0%; risk-free interest rate of 4.59% and 6.25%; and expected life of 10.0 years and 6.0 years for warrants granted in 1999 and 1998, respectively.

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


         A summary of the status of the Company's warrants as of April 30, 1999 and 1998, respectively; and changes during the years then ended is presented below:

                                                        1999                                     1998
                                             ---------------------------------     --------------------------------
                                                                  Weighted-                              Weighted-
                                                                   Average                                Average
                                                                  Exercise                               Exercise
      Warrants / Options                      Shares               Price            Shares                Price
      ------------------                      ------               -----            ------                -----

Outstanding at beginning of year              103,452             $   4.74          139,365             $   4.20
Granted                                        17,000             $   2.27           10,000             $   5.63
Forfeited                                     (10,256)            $   3.00               --             $     --
Exercised                                     (13,200)            $   3.00          (45,913)            $   3.31

Outstanding at end of year                     96,996             $   5.04          103,452             $   4.74

Exercisable at year-end                        79,996             $   5.63          103,452             $   4.74

Weighted-average fair value of
  warrants / options granted during
  the year utilizing Black-Scholes
  options pricing model                                           $   2.35                              $   4.11


         The following table summarizes information about warrants outstanding at April 30, 1999:

                        Number           Weighted-                Number
                     Outstanding          Average               Exercisable
                     at April 30,        Remaining              at April 30,
Exercisable Prices       1999              Life                     1999
------------------       ----              ----                     ----

     $2.27              17,000           9.4 years                     --
     $3.00              10,000           6.0 years                 10,000
     $3.15               2,648           1.5 years                  2,648
     $5.50              18,798           7.4 years                 18,798
     $5.63              10,000           8.7 years                 10,000
     $5.75              38,550           2.3 years                 38,550
                      --------        ------------               --------

                        96,996           5.6 years                 79,996
                      ========        ============               ========

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


9.       STOCK OPTION PLAN

         Effective March 4, 1994, the Company adopted the 1994 Stock Option Plan (the Plan). The shares that may be issued subject to options granted under the Plan shall not exceed 275,000 shares in aggregate. The options granted under the Plan may be designed as incentive stock options or non-qualified stock options, at the discretion of the committee designated by the Board of Directors to administer the Plan. The option price for non qualified stock options shall not be less than 100% of the fair market value of a share on the effective date of the grant. The option price for incentive stock options shall not be less than 110% of the fair market value of a share on the effective date of the grant. As of April 30, 1999, 17,000 options have been granted.

10.      COMMITMENTS

         The Company has an agreement to supply a customer with a product at specified prices. The agreement became effective September 1, 1997, with an initial term of two years, expiring on August 31, 1999.

         The agreement shall terminate at the end of the initial term if written notice to terminate is given by either party at least 60 days prior to the last day of the initial term. Otherwise, following the initial term, the agreement shall renew and continue from year to year until canceled upon 30 days written notice by either party.

11.      RELATED-PARTY TRANSACTIONS

         An entity owned by an employee/board member provided services to the Company related to flight transportation. Expenses incurred from this entity were approximately $48,049 in 1999 and $36,300 in 1998. No payables were outstanding as of April 30, 1999 or 1998.

12.      BUSINESS ACQUISITIONS

         On December 4, 1997, the Company acquired $39,492 of inventory, $31,187 of equipment, the customers, product formulas, trademarks, and other intangible assets of Ricter Enterprises, LTD., the manufacturer of the Senza Zucchero and Senza Rivale brands of flavoring syrups for $150,762 in cash and a $120,000 note payable. The Company obtained $140,000 in cash from a note payable to First Knox National Bank payable in eighteen monthly payments of $7,778 plus interest at a rate of prime plus 0.5% commencing on January 31, 1998. The $120,000 note payable to Ricter Enterprises, LTD. is payable in eighteen monthly principal payments, including interest at a rate of 8.25%, of $7,111 commencing July 1, 1999 Interest on the note to Ricter Enterprises, LTD is payable monthly until June 1, 1999 at a rate of 8.25%.

         On January 16, 1998, the Company acquired the rights to the San Marino Flavored Syrup product line from Cultor Food Science, Inc. ("Cultor") as part of a Marketing and Development Agreement that has been entered into between the two firms. Under this five year agreement, the Company acquired the rights to the San Marino product line, trademarks, customer lists, formulas and other related information from Cultor in exchange for Cultor supplying a minimum quantity of raw materials to the Company. These raw materials supplied by Cultor are subject to competitive pricing and meeting the technical and flavor specifications of the Company and its customers. The Company under no circumstances shall purchase less than $25,000 of raw materials from Cultor during the terms of this agreement.

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


13.    INCOME TAXES

       The components of the net deferred tax liability at April 30, 1999 and 1998 are as follows:

                                                         1999                  1998

         Deferred tax assets:
         Net operating loss carryforwards             $ 112,779             $ 131,353
         Alternative minimum tax credit                   6,867                    --
         Other                                            7,773                 5,244
         Allowance for doubtful accounts                 15,200                21,280
                                                      ---------             ---------

         Gross deferred tax assets                      142,619               157,877

         Deferred tax liabilities:
         Property and equipment                         204,638               170,691
                                                      ---------             ---------

         Net deferred tax liability                   $ (62,019)            $ (12,814)
                                                      ---------             ---------

         The Company had net operating loss carryforwards available of $331,701 and $364,871 at April 30, 1999 and 1998, respectively, from the purchase of Select, of which $33,170 is available to deduct each year through April 30, 2009.

         As of April 30, 1997 a valuation allowance of $125,383 was recorded against the net deferred tax assets due to the potential uncertainty of their recoverability in future years. The valuation allowance was eliminated as of April 30, 1998 as continued profitability had reduced the uncertainty of the utilization of net operating loss carryforwards.

         The Company utilized approximately $33,170 of net operating carryforwards in fiscal 1999.

         A reconciliation between the statutory federal income tax rate and the effective income tax on pretax earnings follows:

                                                      1999             1998

         Statutory income tax rate                    34.0%            34.0%
         Local and state income tax,
            net of federal income tax effect           2.1               .8
         Permanent differences                         4.9              3.0
         Adjustments to prior year tax
            calculations                                .7             (3.0)
         Reduction in valuation allowance               --            (15.1)
         Other items, net                              1.8               .9
                                                  --------         --------
                                                      43.5%            20.6%
                                                  ========         ========

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------


14.      CONTINGENCIES

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. Although amounts with respect to these proceedings cannot be determined, in the opinion of management, any such amounts will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

15.      EMPLOYEE BENEFIT PLAN

         The Company maintains a salary deferral plan that is qualified under
         Section 401(k) of the Internal Revenue Code. The plan, covering all full-time employees, allows participants to contribute certain amounts on a pretax basis and provides for certain matching contributions by the Company as specified in the plan agreement. Company contributions to the plan charged to operations were $27,573 in 1999 and $8,078 in 1998.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


             [The remainder of this page intentionally left blank.]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains the name, position, age and telephone number with the Company of each director and executive officer of the Company as of July 15, 1999. Directors are elected to a one year term, to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier resignation, removal from office, or death. The respective background of each director and executive officer is described following the table. Each of the executive officers devotes his or her full-time efforts to the affairs of the Company.

NAME                       POSITION                                             AGE     TELEPHONE NO.

William C. Stearns         President, Treasurer and Director                    46      419/522-2722
Sally A. Stearns           Executive Vice President, Secretary and Director     39      419/522-2722
John A. Chuprinko          Chief Financial Officer                              44      419/522-2722
Frank E. Duval             Director                                             55      419/882-2314
Carter F. Randolph         Director                                             43      513/891-4227

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

SIGNIFICANT EMPLOYEES

PHYLLIS J. THOMAS

Ms. Thomas, age 45, has been employed by the Company since November 1993 and currently is the Director of Operations. Ms. Thomas is a graduate of Ashland University with a Bachelor of Science Degree in Business Administration. Prior to working for the Company, Ms. Thomas was a promotion specialist for R.J.R. Nabisco from 1990 to 1993.

FAMILY RELATIONSHIPS

Except for Mr. and Mrs. Stearns, there are no family relationships among the directors and executive officers of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Not Applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

William C. Stearns, Sally A. Stearns, John A. Chuprinko, Frank E. Duval and Carter F. Randolph failed to file Form 5 on a timely basis.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and person who beneficially own more than ten percent (10%) of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10.     EXECUTIVE COMPENSATION

SALARY COMPENSATION TABLE

The following table and notes set forth information regarding remuneration of the only officer of the Company whose total annual salary and bonus during the fiscal year ended April 30, 1999 exceeded $100,000:

NAME OF INDIVIDUAL               FISCAL                                                 ALL OTHER
POSITION                         YEAR              SALARY ($)      BONUS ($)         COMPENSATION ($)

William C. Stearns,              1999              $ 109,635         $  0              $ 123 (1)
President                        1998              $ 104,000         $  0              $ 123 (1)
                                 1997              $ 104,000         $  0              $ 123 (1)
                                 1996              $ 127,500         $  0              $ 115 (1)

(1) The Company carries and pays the premium on a "key man" life insurance policy on Sally A. Stearns in the amount of $500,000 and is entitled to eighty percent (80%) of the benefits of such a policy. Mr. Stearns is the other named beneficiary of this policy and is entitled to receive the remaining twenty percent (20%) of the benefits of such insurance policy. For the fiscal years ended April 30, 1999, 1998, 1997 and 1996, the premium value of this benefit to Mr. Stearns was $123, $123, $123 and $115, respectively.

DIRECTORS COMPENSATION

The Directors of the Company receive cash compensation of $1,000 per meeting for serving on the Board of Directors, and are reimbursed reasonable expenses incurred while attending these meetings. Frank E. Duval received $3,000 and Carter F Randolph, Ph.D. received $4,000 for attending Board of Directors meetings for the fiscal year ended April 30, 1999. The Company has agreed to pay $15,000 to each of the outside Directors for services rendered during a calendar year, on a pro rata basis for the actual time served as a Director during such calendar year. Frank E. Duval and Carter F. Randolph, Ph.D. each received $15,000 on January 14, 1999 for services rendered in calendar year 1998.

STOCK OPTION PLAN

At the Company's Annual Meeting of Shareholders held on March 31, 1994, the Company adopted the 1994 Stock Option Plan (the "Plan"). The shares of Common Stock that may be issued upon the exercise of options granted under the Plan shall not exceed 275,000 shares in the aggregate. The options granted under the Plan may be designed as "incentive stock options" or "non-qualified stock options", at the discretion of the committee designated by the Board of Directors of the Company to administer the Plan. The option price of "non-qualified stock options" shall not be less than 100% of the fair market value of a share of Common Stock on the effective date of the grant. The option price for "incentive stock options" shall not be less than 110% of the fair market value of a share of Common Stock on the effective date of the grant. As of April 30, 1999, 17,000 options have been granted.


             [The remainder of this page intentionally left blank.]

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The following table sets forth certain information, so far as is known to management of the Company, regarding beneficial ownership of Common Stock held of record, as of July 15, 1999, by (i) each shareholder who owns beneficially more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group.

     TITLE OF CLASS                 NAME AND ADDRESS OF             AMOUNT AND NATURE OF      PERCENTAGE OF
                                    BENEFICIAL OWNER (1)          BENEFICIAL OWNERSHIP (2)        CLASS

Common Stock, no par value      William C. Stearns                       614,391                   18.6%
                                Director, President and
                                Treasurer

Common Stock, no par value      Sally A. Stearns                         631,916                   19.1%
                                Director, Vice President and
                                Secretary

Common Stock, no par value      Frank E. Duval                           125,000 (3)                3.8%
                                Director

Common Stock, no par value      Carter F. Randolph, Ph.D.                 63,906 (4)                1.9%
                                Director

Common Stock, no par value      John A. Chuprinko                            640                    .02%
                                Chief Financial Officer

Common Stock, no par value      All Directors and Officers             1,435,853 (5)               43.4%
                                as a group (5 persons)


(1) The address for all persons listed is 30 Paragon Parkway, Mansfield, Ohio 44903.

(2) Unless otherwise indicated, the named shareholder has sole voting and investment power.

(3) Includes 15,000 shares purchasable on exercise of currently exercisable warrants.

(4) Of such shares, 51,198 are beneficially owned by the Randolph Company, Inc., an Ohio corporation, of which Dr. Randolph owns 100% of its Common Stock. The Randolph Company, Inc. and, therefore, Dr. Randolph have full discretionary investment authority over such shares, including the right to vote and sell such shares. Includes 12,708 shares for which Dr. Randolph and his wife, Kathy, have shared voting and investment power. Includes 8,798 shares purchasable on exercise of currently exercisable warrants.

(5) Includes 23,798 shares purchasable on exercise of currently exercisable warrants.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William C. Stearns, the President, Treasurer and a Director of the Company, owns a twin engine airplane which he regularly uses for Company business. The Company pays Corporate Flight Services, a sole proprietorship of Mr. Stearns, $315 per hour for the use of the airplane. During the fiscal years ended April 30, 1999 and 1998, Corporate Flight Service was paid $48,089 and $33,675, respectively, pursuant to this arrangement.

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

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

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

Exhibit #10(o) - Stock Purchase Warrant No. 6, April 28, 1997, 3,798 Shares
                 (Note 3)

Exhibit #10(p) - Warrant Certificate No. WA 17, (34,950 Shares Underwriter's
                 Warrants), April 28, 1997 (Note 3)

Exhibit #10(q) - Computer Software, Hardware and Consulting Services Agreement
                 dated June 9, 1997 (Note 3)

Exhibit #10(r) - License Agreement between Godiva Chocolatier, Inc. and Stearns
                 & Lehman, Inc. dated June 30, 1997 (Note 3)

Exhibit #10(s) - Stock Purchase Warrant No. 7, January 21, 1998, 5,000 Shares
                 (Note 6)

Exhibit #10(t) - Stock Purchase Warrant No. 8, January 21, 1998, 5,000 Shares
                 (Note 6)

Exhibit #10(u) - Sales Agreement with supplier dated October 7, 1997 (Note 5)

CONSENT OF EXPERTS AND COUNSEL

Exhibit #23    - Consent of Independent Accountants (PricewaterhouseCoopers LLP)

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

Note 6. Incorporated by reference to the Company's Form 10-KSB for the year ended April 30, 1998 filed with the Commission on July 29, 1998 (File No. 0-21879).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 29, 1999              STEARNS & LEHMAN, INC.
                                   (Registrant)

                                   /s/ William C. Stearns
                                   ---------------------------------
                                   William C. Stearns
                                   President, Director

In accordance with the Exchange Act, this report been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   July 29, 1999              /s/ William C. Stearns
                                   ---------------------------------
                                   William C. Stearns
                                   President, Director


Date:   July 29, 1999              /s/ John A. Chuprinko
                                   ---------------------------------
                                   John A. Chuprinko
                                   Chief Financial Officer


Date:   July 29, 1999              /s/ Sally A. Stearns
                                   ---------------------------------
                                   Sally A. Stearns
                                   Vice President, Director


Date:   July 29, 1999              /s/ Frank E. Duval
                                   ---------------------------------
                                   Frank E. Duval
                                   Director


Date:   July 29, 1999              /s/ Carter F. Randolph
                                   ---------------------------------
                                   Carter F. Randolph, Ph.D.
                                   Director