Form 10QSB
period 1999-07-31
STEARNS & LEHMAN INC
filed 1999-09-09
CIK 884900

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1999

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________


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

As of September 3, 1999, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                                ---     ---

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
BALANCE SHEETS
July 31, 1999 , April 30, 1999 and July 31, 1998
-------------------------------------------------------------------------------------------------

                                                         JULY 31,       APRIL 30,      JULY 31,
                       ASSETS                              1999           1999           1998
                                                        (UNAUDITED)                   (UNAUDITED)
Current assets:
   Cash and cash equivalents                            $  421,894     $  361,868     $  303,323

   Trade accounts receivable, net of allowance
      for doubtful accounts of $40,484, $40,000 and
      $54,580 as of July 31, 1999, April 30, 1999
      and July 31, 1998                                  1,316,147      1,044,515      1,051,198
   Inventory                                             1,767,171      1,815,353      2,020,862
   Prepaid expenses and other                              115,887        194,790         62,404
   Deferred income taxes                                    41,488         41,118         37,925
                                                        ----------     ----------     ----------

            Total current assets                         3,662,587      3,457,644      3,475,712
                                                        ----------     ----------     ----------

Property and equipment:
   Land                                                     73,928         73,928         73,928
   Buildings                                             1,829,823      1,829,823      1,829,823
   Building improvements                                    91,809         91,809         52,116
   Leasehold improvements                                   13,126          9,433          9,433
   Machinery and equipment                               2,016,741      1,991,730      1,784,483
   Office equipment                                        400,950        388,754        422,121
   Tooling                                                 131,774        131,089        103,756
   Vehicles                                                 40,401         40,401         45,392
                                                        ----------     ----------     ----------

                                                         4,598,552      4,556,967      4,321,052

         Less accumulated depreciation                   1,250,164      1,169,800      1,030,919
                                                        ----------     ----------     ----------

            Net property and equipment                   3,348,388      3,387,167      3,290,133
                                                        ----------     ----------     ----------

Goodwill, net                                              508,236        523,826        566,172
Cash surrender value of life insurance                      56,555         51,089         43,751
Trademarks and patents, net                                  2,993          3,167          3,689
Other assets                                                19,837         15,328         25,617
                                                        ----------     ----------     ----------

            Total assets                                $7,598,596     $7,438,221     $7,405,074
                                                        ==========     ==========     ==========

CONTINUED

STEARNS & LEHMAN, INC.
BALANCE SHEETS
July 31, 1999 , April 30, 1999 and July 31, 1998
----------------------------------------------------------------------------------------------------

                                                            JULY 31,       APRIL 30,      JULY 31,
            LIABILITIES AND SHAREHOLDERS' EQUITY              1999           1999           1998
                                                           (UNAUDITED)                   (UNAUDITED)
Current liabilities:
   Accounts payable                                        $  582,718     $  539,668     $  697,021
   Accrued expenses                                           218,483        187,578        191,157
   Current portion of notes payable                           138,550        138,446        145,509
                                                           ----------     ----------     ----------

            Total current liabilities                         939,751        865,692      1,033,687
                                                           ----------     ----------     ----------

Long-term liabilities:
   Notes payable, net of current portion                      621,832        664,203        766,681
   Deferred income taxes                                      119,469        103,137         60,859
                                                           ----------     ----------     ----------

            Total long-term liabilities                       741,301        767,340        827,540
                                                           ----------     ----------     ----------

            Total liabilities                               1,681,052      1,633,032      1,861,227
                                                           ----------     ----------     ----------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares
      authorized, 3,289,165 issued and 3,285,865
      outstanding as of July 31, 1999, April 30,
      1999 and July 31, 1998 respectively                       3,629          3,629          3,629
   Additional paid-in capital                               5,248,461      5,248,461      5,248,461
   Retained earnings                                          678,654        566,299        304,957
                                                           ----------     ----------     ----------

                                                            5,930,744      5,818,389      5,557,047

         Less treasury stock at cost; 3,300 shares             13,200         13,200         13,200
                                                           ----------     ----------     ----------

            Total shareholders' equity                      5,917,544      5,805,189      5,543,847
                                                           ----------     ----------     ----------

            Total liabilities and shareholders' equity     $7,598,596     $7,438,221     $7,405,074
                                                           ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF INCOME (UNAUDITED)
For the three months ended July 31, 1999 and 1998
----------------------------------------------------------------------------------

                                                          1999             1998
Sales                                                  $3,073,004       $1,936,600
Cost of sales                                           2,225,943        1,455,447
                                                       ----------       ----------

            Gross profit                                  847,061          481,153

Selling, general and administrative expenses              651,787          520,301
                                                       ----------       ----------

Income (loss) from operations                             195,274          (39,148)
                                                       ----------       ----------

Other income (expense), net:
   Interest expense                                       (15,807)         (21,312)
   Interest income                                          8,872            7,774
   Other, net                                              (1,361)          63,106
                                                       ----------       ----------


Income before income tax expense                          186,978           10,420
                                                       ----------       ----------

   Income tax expense:
      Current                                              58,661              108
      Deferred                                             15,962           10,120
                                                       ----------       ----------

            Total income tax expense                       74,623           10,228
                                                       ----------       ----------

            Net income                                 $  112,355       $      192
                                                       ==========       ==========

            Earnings per share - Basic                 $      .03       $      .00
                                                       ==========       ==========

            Earnings per share - Diluted               $      .03       $      .00
                                                       ==========       ==========

Basic weighted-average common shares outstanding        3,285,865        3,285,148
                                                       ==========       ==========

Diluted weighted-average common shares outstanding      3,285,865        3,288,152
                                                       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

STEARNS & LEHMAN, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Year Ended April 30, 1999 and the three months ended July 31, 1999
------------------------------------------------------------------------------------------------------------

                              NUMBER OF                ADDITIONAL                               TOTAL SHARE-
                               COMMON       COMMON       PAID-IN      RETAINED     TREASURY       HOLDERS'
                               SHARES       SHARES       CAPITAL      EARNINGS      SHARES         EQUITY
                              ---------     ------     ----------     --------     --------     ------------
Balance at April 30, 1998     3,272,665     $3,614     $5,208,876     $304,765     $(13,200)     $5,504,055

   Net income                        --         --             --      261,534           --         261,534

   Exercise of warrants          13,200         15         39,585           --           --          39,600
                              ---------     ------     ----------     --------     --------      ----------

Balance at April 30, 1999     3,285,865      3,629      5,248,461      566,299      (13,200)      5,805,189

   Net income                        --         --             --      112,355           --         112,355
                              ---------     ------     ----------     --------     --------      ----------

Balances at July 31, 1999     3,285,865     $3,629     $5,248,461     $678,654     $(13,200)     $5,917,544
                              =========     ======     ==========     ========     ========      ==========

   The accompanying notes are an integral part of these financial statements.

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS
For the three months Ended July 31, 1999 and 1998
--------------------------------------------------------------------------------------------

                                                                       1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 112,355      $     192
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                  5,000             --
      Depreciation and amortization                                    98,762         93,222
      Deferred income taxes                                            15,962         10,120
Changes in assets and liabilities:
      Trade accounts receivable                                      (276,632)       256,035
      Inventory                                                        48,182       (152,520)
      Prepaid expenses and other                                       78,903          7,526
      Accounts payable                                                 43,050        (71,072)
      Accrued expenses                                                 30,905        (49,319)
                                                                    ---------      ---------
            Net cash provided by operating activities                 156,487         94,184
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (41,585)       (63,017)
   Cash surrender value of life insurance, net                         (5,466)        (1,675)
   Purchase of other assets                                            (7,143)            --
                                                                    ---------      ---------
            Net cash used in investing activities                     (54,194)       (64,692)
                                                                    ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt and capital leases            (42,267)       (38,108)
   Net proceeds from issuance of common shares                             --         39,600
                                                                    ---------      ---------
            Net cash (used in) provided by financing activities       (42,267)         1,492
                                                                    ---------      ---------

Net increase in cash and cash equivalents                              60,026         30,984

Cash and cash equivalents, beginning of year                          361,868        272,339
                                                                    ---------      ---------

Cash and cash equivalents, end of quarter                           $ 421,894      $ 303,323
                                                                    =========      =========

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS
For the three months Ended July 31, 1999 and 1998
--------------------------------------------------------------------------------------------

                                                                       1999           1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                      $  15,807      $  22,068
                                                                    =========      =========

      Income taxes                                                  $      --      $  13,904
                                                                    =========      =========

   The accompanying notes are an integral part of these financial statements.

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
July 31, 1999 and 1998
--------------------------------------------------------------------------------


1.       UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The financial statements as of and for the three months ended July 31, 1999 and 1998 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1999 and April 30, 1998. In the opinion of management, the accompanying financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.


2.       INVENTORY

         The major components of inventory at July 31, 1999 and 1998 were as follows:

                                                    1999                1998
               Raw materials                     $  825,872          $1,143,031
               Work in process                       17,909               4,117
               Finished goods                       923,390             873,714
                                                 ----------          ----------

               Total inventory                   $1,767,171          $2,020,862
                                                 ==========          ==========


3.       EARNINGS PER SHARE

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

                                                               JULY 31,
                                                     --------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             1999              1998
-------------------------------------------------    ---------        ---------
               Common shares issued                  3,289,165        3,288,448
               Treasury shares                          (3,300)          (3,300)
                                                     ---------        ---------
                  Basic shares                       3,285,865        3,285,148
                  Dilutive effect of warrants                0            3,004
                                                     ---------        ---------
                     Diluted shares                  3,285,865        3,288,152
                                                     =========        =========

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
July 31, 1999 and 1998
--------------------------------------------------------------------------------


4.       NOTES PAYABLE

         Notes payable at July 31, 1999 and 1998 consisted of the following:

                                                               1999       1998
               Note payable to a bank, collateralized by
                 real estate, accounts receivable,
                 inventory, and equipment, payable in
                 monthly installments of $9,071 including
                 interest at a rate of weekly average
                 yield on U.S. Treasury securities plus
                 3.25% adjusted not more than once per
                 five years (interest rate of 7.81% as of
                 April 30, 1999), due on October 1, 2007.    $652,996   $706,536

               Note payable to a company, unsecured,
                 payable in monthly installments of $7,111
                 including interest at a rate of 8.25% per
                 annum commencing July 1, 1999, due on
                 December 1, 2000. Interest will be paid
                 monthly until the first principal payment
                 is made on July 1, 1999.                     107,386    120,000

               Note payable to a bank, collateralized by
                 accounts receivable, inventory and
                 equipment, payable in monthly
                 installments of $7,778 plus interest at a
                 rate of prime plus 0.5% (7.75% at June 2,
                 1999),due on June 2, 1999.                         0     85,654
                                                             --------   --------

               Total notes payable                            760,382    912,190
               Less current portion                           138,550    145,509
                                                             --------   --------

                                                             $621,832   $766,681
                                                             ========   ========

STEARNS & LEHMAN, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
July 31, 1999 and 1998
--------------------------------------------------------------------------------


5.       INCOME TAXES

         The components of the net deferred tax liability at July 31, 1999 and 1998 are as follows:

                                                            1999         1998
               Deferred tax assets:
               Net operating loss carryforwards           $101,501     $128,423
               Alternative minimum tax credit                6,867           --
               Other                                         7,773        5,244
               Allowance for doubtful accounts              15,570       20,740
                                                          --------     --------

               Gross deferred tax assets                   131,711      154,407

               Deferred tax liabilities:
               Property and equipment                      209,692      177,341
                                                          --------     --------

               Net deferred tax liability                 $(77,981)    $(22,934)
                                                          ========     ========

         The Company had net operating loss carryforwards available of $331,701 and $364,871 at April 30, 1999 and 1998, respectively, from the purchase of Select, of which $33,170 is available to deduct each year through April 30, 2009.

6.       SUBSEQUENT EVENTS

         On August 5, 1999 the Company signed a Letter of Intent to acquire Oscar Skollsberg's Food Technique Limited ("Oscars") of Richmond, British Columbia, Canada for approximately $1,200,000 in cash and cash compensation. The due diligence process is scheduled for completion by September 17, 1999 with closing scheduled for October 1, 1999. The Company anticipates financing this transaction through $800,000 in bank financing and the remainder from cash flows from operations. Oscars is reported to be the largest manufacturer of flavoring syrups for the specialty coffee industry in Canada.

         The Company has an agreement with Starbucks Coffee Company ("Starbucks") to supply it products at specified prices. This agreement provides that unless written notice is given by either party at least sixty (60) days prior to the last day of the initial term of this agreement (August 31, 1999), the agreement shall renew and continue from year to year until canceled upon thirty (30) days written notice by either party. As of September 3, 1999, the Company and Starbucks have substantially completed renegotiations of this agreement and it is expected that the new agreement will be effective as of September 1, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, development activity, availability of financing for development, government regulations, competition, and issues related to managing rapid growth and business expansion.

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

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 60 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Advantica Restaurant Group, Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Godiva Chocolatier, Inc., Borders, Inc., Caribou Coffee Company ("Caribou"), Kraft General Foods, Krups, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks and Caribou. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

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

Specifically, the Company's plans center around diversifying and providing a wider range of products for its distributors to handle. The Company's management recognizes the need to diversify from its concentration in sales to the specialty coffee industry and that a wider range of products will enhance the Company's distributors' sales efforts and enable them to be a more valuable supplier to their customers. The Company's frozen beverage product line is the initial move to diversify from the specialty coffee industry and leverage the Company's strength in manufacturing flavored liquid products. The Company believes that this market is several times larger than the specialty coffee market and is still in a rapid growth phase. The Company's plans for this product line include expanding the Company's sales force and increasing advertising and marketing expenditures. The Company's marketing efforts will be concentrated to aggressively pursue the frozen beverage market with a broad base of different products. Also marketing will focus on the advantages that the Company's distributors and existing frozen beverage distributors will have in selling both the frozen beverage and coffee flavoring product lines. The Company plans also call for efforts to continue to identify and develop additional product lines.

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

The Company's plans also include the continued search for acquisition candidates. The appropriate candidates will enhance market position and provide for revenue growth. Specifically, an acquisition could provide new technological capability, add volume to the Company's existing product lines or compliment the Company's existing product lines. This effort resulted in the Company signing a letter of intent to acquire Oscar Skollsberg's Food Technique Limited of Richmond, British Columbia, Canada for approximately $1,200,000 in cash and cash compensation. This acquisition would make the Company the largest manufacturer of specialty coffee flavoring syrups in Canada and would provide the Company an excellent base for other international opportunities.


             [The remainder of this page intentionally left blank.]

SELECTED SUMMARY FINANCIAL INFORMATION
--------------------------------------

QUARTERLY INFORMATION FOR         1ST QUARTER       4TH QUARTER        3RD QUARTER       2ND QUARTER       1ST QUARTER
INDICATED FISCAL YEARS              FY 2000           FY 1999            FY 1999           FY 1999           FY 1999
BALANCE SHEET:
   CURRENT ASSETS                 $ 3,662,587        $3,457,644         $3,835,542        $4,505,502        $3,475,712
   TOTAL ASSETS                   $ 7,598,596        $7,438,221         $7,680,435        $8,375,647        $7,405,074
   CURRENT LIABILITIES            $   939,751        $  865,692         $  960,420        $1,758,331        $1,033,687
   LONG TERM DEBT, NET OF
   CURRENT PORTION                $   621,832        $  664,203         $  701,330        $  734,851        $  766,681
   TOTAL LIABILITIES              $ 1,681,052        $1,633,032         $1,746,987        $2,570,081        $1,861,227
   SHAREHOLDERS' EQUITY           $ 5,917,544        $5,805,189         $5,933,448        $5,805,566        $5,543,847
STATEMENT OF OPERATIONS:
   TOTAL SALES                    $ 3,073,004        $2,367,885         $2,661,301        $3,241,046        $1,936,600
   COST OF GOODS SOLD             $ 2,225,943        $1,970,567         $1,961,436        $2,243,219        $1,455,447
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        $   651,787        $  558,105         $  468,103        $  561,529        $  520,301
   NET INCOME (LOSS)              $   112,355        $ (128,259)        $  127,882        $  261,719        $      192
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE                  $      0.03        $    (0.04)        $     0.04        $     0.08        $     0.00

FINANCIAL INFORMATION FOR         FISCAL YEAR       FISCAL YEAR        FISCAL YEAR       THREE MONTHS      THREE MONTHS
SPECIFIED PERIODS                  APRIL 30,         APRIL 30,          APRIL 30,          JULY 31,          JULY 31,
                                     1999              1998               1997               1999              1998
BALANCE SHEET:
   CURRENT ASSETS                 $ 3,457,644        $3,556,309         $2,956,601        $3,662,587        $3,475,712
   TOTAL ASSETS                   $ 7,438,221        $7,514,201         $5,780,362        $7,598,596        $7,405,074
   CURRENT LIABILITIES            $   865,692        $1,156,514         $1,050,774        $  939,751        $1,033,687
   LONG TERM DEBT, NET OF
   CURRENT PORTION                $   664,203        $  802,353         $    2,256        $  621,832        $  766,681
   TOTAL LIABILITIES              $ 1,633,032        $2,010,146         $1,053,030        $1,681,052        $1,861,227
   SHAREHOLDERS' EQUITY           $ 5,805,189        $5,504,055         $4,727,332        $5,917,544        $5,543,847
STATEMENT OF OPERATIONS:
   TOTAL SALES                    $10,206,832        $9,242,530         $7,381,105        $3,073,004        $1,936,600
   COST OF GOODS SOLD             $ 7,630,669        $6,613,046         $5,432,588        $2,225,943        $1,455,447
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        $ 2,108,038        $1,758,667         $1,588,865        $  651,787        $  520,301
   NET INCOME                     $   261,534        $  659,716         $  402,272        $  112,355        $      192
BASIC AND DILUTED EARNINGS
PER SHARE                         $      0.08        $     0.20         $     0.13        $     0.03        $     0.00

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
-----------------------------------------------------------------------

Results of operations for the three months ended July 31, 1999 were highlighted by a strong increase in sales of flavoring syrups to the specialty coffee industry, the introduction of the PARADISE BAY(TM) line of specialty frozen beverage products and higher selling expenses as a result of a larger sales force and introduction expenses associated with the PARADISE BAY(TM) line.

Net sales for the three months ended July 31, 1999 and 1998 were $3,073,004 and $1,936,600, respectively, which represents a 58.7% increase. For the three months ended July 31, 1999, private label syrup sales increased by 65.2%, the Company's branded syrup products sales increased by 29.7%, while the sales of other Company products increased by 80.2%, all as compared to the three months ended July 31, 1998. Private label syrup, Company branded syrup, and other Company products represented 66.8%, 21.6% and 11.5% of gross sales, respectively, for the three months ended July 31, 1999. The Company's private label sales increased primarily as a result of a 110.4% increase in sales to the Company's largest private label customer. In addition, the Company's third and fourth largest private label customers increased sales by 94.6% and 73.5%, respectively. The Company's branded syrup products' sales increased primarily as a result of 21.8% increase in the sales of the DOLCE(R) brand syrups and a large closeout sale of the GODIVA(R) brand syrups. In addition, the DiNATURA(C) brand, for which shipments began in October 1998, contributed to the sales increase. The sales of other Company products increased due to the successful introduction of the PARADISE BAY(TM) line of specialty frozen beverage products. Sales of the PARADISE BAY(TM) line, along with small increases in sales of Sugars & Toppings and Flavor Drops, were offset by decreases in the remaining product lines in this group. The downward trend in the sales of these remaining product lines are a result of these low profit product lines being eliminated or de-emphasized.

During the three-month period ended July 31, 1999, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the same three-month period in the previous year. As in the previous quarter, improved manufacturing efficiency was partially offset by write-offs of obsolete inventory and increases in freight-out and packaging costs. Consequently, cost of sales, as a percentage of net sales, decreased to 72.4% for the three months ended July 31, 1999 compared to 75.2% for same quarter last year. Cost of sales increased by $770,496 for the three months ended July 31, 1999 compared to the three months ended July 31, 1998 as a result of higher sales volume.

Selling, general and administrative expenses increased by 25.3% or $131,486 for the three months ended July 31, 1999 compared to the three months ended July 31, 1998. This increase resulted from increases in advertising, trade shows, travel, telephone and product sample expenses and increases in the number of employees and employee wages. These increases were offset by decreases in sales promotion and outside consulting costs. Selling, general and administrative expenses, as a percentage of net sales, decreased to 21.2% compared to 26.9% for the three months ended July 31, 1999 and 1998, respectively.

Interest expense for the three months ended July 31, 1999 decreased by $5,505 compared to the three months ended July 31, 1998. The decrease reflects lower notes payable outstanding.

The Company reported total net other expense of $8,296 for the three months ended July 31, 1999 compared to total net other income of $49,568 for the three months ended July 31, 1998. The primary reasons for this $57,864 change were a $50,632 rebate from the Ohio Bureau of Workers

Compensation and a $13,500 settlement from a defamation claim made by the Company against a competitor received during the three months ended July 31, 1998.

Income before income tax expense increased by $176,558 for the three months ended July 31, 1999 from $10,420 for the three months ended July 31, 1998.

The Company recorded income tax expense of $74,623 for the three months ended July 31, 1999. For the three months ended July 31, 1998, the Company recorded income tax expense of $10,228.

As a result of the foregoing, the Company reported net income of $112,355, or $0.03 per basic weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended July 31, 1999 compared to net income of $192 or $0.00 per basic weighted average number of Common Shares outstanding for the three months ended July 31, 1998. The basic weighted average number of Common Shares outstanding increased to 3,285,865 for the current three-month period compared to 3,285,148 for the comparable three-month period last year. The increase reflects Common Shares issued upon the exercise of warrants during the fiscal year ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital and working capital ratio as of July 31, 1999 and July 31, 1998 were $2,722,836 and 3.90 to 1 and $2,442,025 and 3.36 to 1, respectively.
The increase in working capital for July 31, 1999 compared to July 31, 1998 was primarily a result of a $118,571 increase in the Company's cash and cash equivalents, a $264,949 increase in the Company's accounts receivable, a $53,483 increase in prepaid expenses and a $114,303 decrease in accounts payable, offset by a $253,691 decrease in the Company's inventory and a $27,326 increase in the Company's accrued expenses. The increase in accounts receivable was a result of strong sales in July 1999 compared to July 1998. The increase in prepaid expenses is primarily a result of federal and city income tax deposits. The decrease in accounts payable is a result of the Company's strong cash position and reduced raw material purchases as a result of efforts to decrease inventory levels. The decrease in inventory was a result of management efforts and improved controls associated with new computer software implemented during the past one and one-half years. The increase in accrued expenses primarily reflects an increase in accrued state income taxes.

The Company's operating activities, for the three months ended July 31, 1999, provided net cash of $156,487. The Company used $41,585 to acquire equipment and also increased its investment in life insurance policies by $5,466. The Company used $42,267 to make principal payments on a mortgage note payable and on capital leases, and used $7,143 for a long term lease deposit on the Company's new Kent, Washington manufacturing facility. Consequently, during this period, cash and cash equivalents increased by $60,026. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

As of September 3, 1999, there was no outstanding balance on the Company's $400,000 line of credit with First Knox National Bank.

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

The Company has completed upgrades and tests on all other software and hardware for Year 2000 compliance and does not anticipate any additional costs or Year 2000 compliance problems on these systems. The Company's software is currently functioning in fiscal year 2000 without any problems. The Company, as of September 4, 1999, has incurred costs of $217,000 and anticipates $13,000 in additional expenditures to complete the Year 2000 compliance costs. The Company does not anticipate any other significant internal costs associated with Year 2000 compliance. The Company is however vulnerable to potential disruption from suppliers, and the Company will be assessing the extent of this vulnerability.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit #27 - Financial Data Schedule


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   September 9, 1999                      STEARNS & LEHMAN, INC.
                                                    (Registrant)

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