Form 10QSB
period 1999-10-31
STEARNS & LEHMAN INC
filed 1999-12-14
CIK 884900

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-QSB


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

       For the transition period from ________________ to _________________

                           --------------------------

                           COMMISSION FILE NO. 0-21879

                           --------------------------


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

                                 (419) 522-2722
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                              ----    ----

As of December 13, 1999, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 1999 , April 30, 1999 and October 31, 1998
--------------------------------------------------------------------------------

                                                                  OCTOBER 31,        APRIL 30,        OCTOBER 31,
                            ASSETS                                   1999              1999              1998
                                                                  (UNAUDITED)                         (UNAUDITED)
Current assets:
   Cash and cash equivalents                                    $       263,588   $       361,868   $       244,075

   Trade accounts receivable, net of allowance for doubtful
      accounts of $54,797, $40,000 and $55,606 as of
      October 31, 1999, April 30, 1999 and October 31, 1998           2,541,869         1,044,515         1,952,072
   Inventory                                                          1,990,722         1,815,353         2,201,798
   Prepaid expenses and other                                           100,050           194,790            69,562
   Deferred income taxes                                                 46,741            41,118            37,995
                                                                ----------------  ----------------  ----------------

            Total current assets                                      4,942,970         3,457,644         4,505,502
                                                                ----------------  ----------------  ----------------

Property and equipment:
   Land                                                                  73,928            73,928            73,928
   Buildings                                                          1,829,823         1,829,823         1,829,823
   Building improvements                                                 91,809            91,809            53,591
   Leasehold improvements                                                13,126             9,433             9,433
   Machinery and equipment                                            2,229,977         1,991,730         1,795,227
   Office equipment                                                     434,553           388,754           429,342
   Tooling                                                              131,774           131,089           124,037
   Vehicles                                                              40,401            40,401            45,392
                                                                ----------------  ----------------  ----------------

                                                                      4,845,391         4,556,967         4,360,773

         Less accumulated depreciation                                1,333,490         1,169,800         1,105,828
                                                                ----------------  ----------------  ----------------

            Net property and equipment                                3,511,901         3,387,167         3,254,945
                                                                ----------------  ----------------  ----------------

Goodwill and other intangible assets, net                             1,522,684           523,826           548,925
Cash surrender value of life insurance                                   64,166            51,089            40,642
Trademarks and patents, net                                              12,620             3,167             3,515
Other assets                                                             17,870            15,328            22,118
                                                                ----------------  ----------------  ----------------

            Total assets                                        $    10,072,211   $     7,438,221   $     8,375,647
                                                                ================  ================  ================

CONTINUED

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 1999 , April 30, 1999 and October 31, 1998
--------------------------------------------------------------------------------

                                                                  OCTOBER 31,        APRIL 30,        OCTOBER 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY                    1999              1999              1998
                                                                  (UNAUDITED)                         (UNAUDITED)
Current liabilities:
   Accounts payable                                             $     1,184,613   $       539,668   $     1,241,250
   Accrued expenses                                                     402,649           187,578           375,885
   Lines of credit                                                       63,033                 -                 -
   Current portion of long-term liabilities                             241,839           138,446           141,196
                                                                ----------------  ----------------  ----------------

            Total current liabilities                                 1,892,134           865,692         1,758,331
                                                                ----------------  ----------------  ----------------

Long-term liabilities:
   Notes payable, net of current portion                              1,433,875           664,203           734,851
   Other long term liabilities, net of current portion                  281,173                 -                 -
   Deferred income taxes                                                146,500           103,137            76,899
                                                                ----------------  ----------------  ----------------

            Total long-term liabilities                               1,861,548           767,340           811,750
                                                                ----------------  ----------------  ----------------

            Total liabilities                                         3,753,682         1,633,032         2,570,081
                                                                ----------------  ----------------  ----------------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized,
      3,289,165 issued and 3,285,865 outstanding as of
      October 31, 1999, April 30, 1999 and October 31, 1998,
      respectively                                                        3,629             3,629             3,629
   Additional paid-in capital                                         5,248,461         5,248,461         5,248,461
   Retained earnings, including cumulative translation
      adjustment of $55 as of October 31, 1999                        1,079,639           566,299           566,676
                                                                ----------------  ----------------  ----------------

                                                                      6,331,729         5,818,389         5,818,766

         Less treasury stock at cost; 3,300 shares                       13,200            13,200            13,200
                                                                ----------------  ----------------  ----------------

            Total shareholders' equity                                6,318,529         5,805,189         5,805,566
                                                                ----------------  ----------------  ----------------

            Total liabilities and shareholders' equity          $    10,072,211   $     7,438,221   $     8,375,647
                                                                ================  ================  ================



        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three months ended October 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                       1999               1998
Sales                                                                            $     4,278,000   $      3,241,046
Cost of sales                                                                          2,978,782          2,243,219
                                                                                 ----------------  -----------------

            Gross profit                                                               1,299,218            997,827

Selling, general and administrative expenses                                             656,242            561,529
                                                                                 ----------------  -----------------

Income from operations                                                                   642,976            436,298
                                                                                 ----------------  -----------------

Other income (expense), net:
   Interest expense                                                                      (24,113)           (20,386)
   Interest income                                                                        12,028              3,695
   Other, net                                                                                813             (3,676)
                                                                                 ----------------  -----------------


Income before income tax expense                                                         631,704            415,931
                                                                                 ----------------  -----------------

   Income tax expense:
      Current                                                                            230,858            138,242
      Deferred                                                                               (84)            15,970
                                                                                 ----------------  -----------------

            Total income tax expense                                                     230,774            154,212
                                                                                 ----------------  -----------------

            Net income                                                           $       400,930   $        261,719
                                                                                 ================  =================

            Earnings per share - Basic                                           $           .12   $            .08
                                                                                 ================  =================

            Earnings per share - Diluted                                         $           .12   $            .08
                                                                                 ================  =================

Basic weighted-average common shares outstanding                                       3,285,865          3,285,865
                                                                                 ================  =================

Diluted weighted-average common shares outstanding                                     3,285,865          3,287,052
                                                                                 ================  =================




        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the six months ended October 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                       1999               1998
Sales                                                                            $     7,351,004   $      5,177,647
Cost of sales                                                                          5,204,724          3,698,666
                                                                                 ----------------  -----------------

            Gross profit                                                               2,146,280          1,478,981

Selling, general and administrative expenses                                           1,308,030          1,081,830
                                                                                 ----------------  -----------------

Income from operations                                                                   838,250            397,151
                                                                                 ----------------  -----------------

Other income (expense), net:
   Interest expense                                                                      (39,919)           (41,698)
   Interest income                                                                        20,899             11,468
   Other, net                                                                               (548)            59,430
                                                                                 ----------------  -----------------


Income before income tax expense                                                         818,682            426,351
                                                                                 ----------------  -----------------

   Income tax expense:
      Current                                                                            289,519            138,350
      Deferred                                                                            15,878             26,090
                                                                                 ----------------  -----------------

            Total income tax expense                                                     305,397            164,440
                                                                                 ----------------  -----------------

            Net income                                                           $       513,285   $        261,911
                                                                                 ================  =================

            Earnings per share - Basic                                           $           .15   $            .08
                                                                                 ================  =================

            Earnings per share - Diluted                                         $           .15   $            .08
                                                                                 ================  =================

Basic weighted-average common shares outstanding                                       3,285,865          3,285,506
                                                                                 ================  =================

Diluted weighted-average common shares outstanding                                     3,285,865          3,287,724
                                                                                 ================  =================




       The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Year Ended April 30, 1999 and the six months ended October 31, 1999
--------------------------------------------------------------------------------


                             NUMBER OF                    ADDITIONAL                                      TOTAL
                                                                                                         SHARE-
                              COMMON         COMMON         PAID-IN       RETAINED        TREASURY      HOLDERS'
                              SHARES         SHARES         CAPITAL       EARNINGS         SHARES        EQUITY
                            ------------   ------------   ------------  --------------  -------------  ------------

Balance at April 30, 1998     3,272,665    $     3,614    $ 5,208,876   $     304,765   $   (13,200)   $ 5,504,055

   Net income                         -              -              -         261,534              -       261,534

   Exercise of warrants          13,200             15         39,585               -              -        39,600
                            ------------   ------------   ------------  --------------  -------------  ------------

Balance at April 30, 1999     3,285,865          3,629      5,248,461         566,299       (13,200)     5,805,189

   Net income                         -              -              -         513,285              -       513,285

   Cumulative translation
       adjustment                     -              -              -              55              -            55
                            ------------   ------------   ------------  --------------  -------------  ------------

Balances at October 31,
1999                          3,285,865    $     3,629    $ 5,248,461   $   1,079,639   $   (13,200)   $ 6,318,529
                            ============   ============   ============  ==============  =============  ============


        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months Ended October 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                       1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $       513,285   $        261,911
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                                    18,822                  -
      Depreciation and amortization                                                      212,217            189,051
      Deferred income taxes                                                               15,878             26,090
Changes in assets and liabilities:
      Trade accounts receivable                                                       (1,388,635)          (644,839)
      Inventory                                                                          (52,855)          (333,456)
      Prepaid expenses and other                                                         102,871                368
      Accounts payable                                                                   589,773            473,157
      Accrued expenses                                                                   199,686            135,409
                                                                                 ----------------  -----------------
            Net cash provided by operating activities                                    211,042            107,691
                                                                                 ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (82,505)          (102,738)
   Investment in subsidiary, net of cash                                                (921,024)                 -
   Cash surrender value of life insurance, net                                           (13,077)             1,434
   Purchase of other assets                                                               (7,354)                 -
                                                                                 ----------------  -----------------
            Net cash used in investing activities                                     (1,023,960)          (101,304)
                                                                                 ----------------  -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under notes payable and line of credit                                      801,191                  -
   Principal payments on long-term debt and capital leases                               (85,168)           (74,251)
   Net proceeds from issuance of common shares                                                 -             39,600
                                                                                 ----------------  -----------------
            Net cash provided by (used in) financing activities                          716,023            (34,651)
                                                                                 ----------------  -----------------

Effect of exchange rate changes on cash                                                   (1,385)                 -

                                                                                 ----------------  -----------------

Net increase in cash and cash equivalents                                                (98,280)           (28,264)

                                                                                 ----------------  -----------------
Cash and cash equivalents, beginning of year                                             361,868            272,339
                                                                                 ----------------  -----------------

Cash and cash equivalents, end of quarter                                        $       263,588   $        244,075
                                                                                 ================  =================

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS
For the six months Ended October 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                       1999               1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                     $        37,100   $         41,698
                                                                                 ================  =================

    Income taxes                                                                 $             -   $         60,631
                                                                                 ================  =================



        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 1999 and 1998
--------------------------------------------------------------------------------

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The financial statements as of and for the three and six months ended October 31, 1999 and 1998 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1999 and April 30, 1998. In the opinion of management, the accompanying financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.       INVENTORY

         The major components of inventory at October 31, 1999 and 1998 were as follows:

                                                   1999               1998

Raw materials                               $        981,993   $      1,091,996
Work in process                                        6,054             14,206
Finished goods                                     1,002,675          1,095,596
                                            -----------------  -----------------

Total inventory                             $      1,990,722   $      2,201,798
                                            =================  =================

3.       EARNINGS PER SHARE

         Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share", which the Company adopted in the third quarter of the fiscal year ended April 30, 1998. Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average of dilutive warrants outstanding.

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
         WEIGHTED AVERAGE COMMON                             OCTOBER 31,                      OCTOBER 31,
                                                    -------------------------------  -------------------------------
         SHARES OUTSTANDING                             1999             1998            1999             1998
         -----------------------------------------  --------------  ---------------  --------------  ---------------
         Common shares issued                           3,289,165        3,289,165       3,289,165        3,288,806
         Treasury shares                                   (3,300)          (3,300)         (3,300)          (3,300)
                                                    --------------  ---------------  --------------  ---------------
            Basic shares                                3,285,865        3,285,865       3,285,865        3,285,506
            Dilutive effect of warrants                         0            1,187               0            2,218
                                                    --------------  ---------------  --------------  ---------------
               Diluted shares                           3,285,865        3,287,052       3,285,865        3,287,724
                                                    ==============  ===============  ==============  ===============

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 1999 and 1998
--------------------------------------------------------------------------------

4.       NOTES PAYABLE

             Notes payable at October 31, 1999 and 1998 consisted of the following:

                                                                                           1999               1998
             Note payable to a bank, collateralized by real estate,
               accounts receivable, inventory, and equipment,
               payable in monthly installments of $9,071 including
               interest at a rate of weekly average yield on U.S.
               Treasury securities plus 3.25% adjusted not more
               than once per five years (interest rate of 7.81% as of
               April 30, 1999), due on October 1, 2007.                                 $  638,713        $  693,727

             Note payable to a bank, collateralized by real estate,
               accounts receivable, inventory, and equipment,
               payable on November 1, 2004, and monthly interest
               payments at a rate of prime adjusted not more than
               once per year (interest rate of 8.25% as of November 1,
               1999).                                                                      800,000                 0

             Note payable to a company, unsecured, payable in monthly
               installments of $7,111 including interest at a
               rate of 8.25% per annum commencing July 1, 1999,
               due on December 1, 2000.                                                     88,138           120,000

             Note payable to a bank, collateralized by accounts
               receivable, inventory, and equipment, payable in
               monthly installments of $2,750 CDN including
               interest at a rate of prime plus 0.25%, due on
               March 1, 2003.                                                               66,971                 0

             Note payable to a bank, collateralized by accounts
               receivable, inventory and equipment, payable in
               monthly installments of $7,778 plus interest at a rate
               of prime plus 0.5% (7.75% at June 2, 1999),due on
               June 2, 1999.                                                                     0            62,320
                                                                                      ------------      ------------

             Total notes payable                                                         1,593,822           876,047
             Less current portion                                                          159,947           141,196
                                                                                      ------------      ------------

                                                                                       $ 1,433,875        $  734,851
                                                                                      ============      ============


STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 1999 and 1998
--------------------------------------------------------------------------------

5.       INCOME TAXES

         The components of the net deferred tax liability at October 31, 1999 and 1998 are as follows:

                                                                                       1999          1998
                  Deferred tax assets:
                  Net operating loss carryforwards                               $       101,501   $        119,412
                  Alternative minimum tax credit                                           6,867                  -
                  Allowance for doubtful accounts                                         20,823             20,810
                  Other                                                                    7,773              5,244
                                                                                 ----------------  -----------------

                  Gross deferred tax assets                                              136,964            145,466

                  Deferred tax liabilities:
                  Property and equipment                                                 236,723            184,370
                                                                                 ----------------  -----------------

                  Net deferred tax liability                                     $      (99,759)   $       (38,904)
                                                                                 ================  =================

         The Company had net operating loss carryforwards available of $331,701 and $364,871 at April 30, 1999 and 1998, respectively, from the purchase of Select Origins, of which $33,170 is available to deduct each year through April 30, 2009.

6.       SUPPLIER AGREEMENT

         The Company, as of September 1, 1999, signed a new agreement with Starbucks Coffee Company to supply products at specified prices. This agreement provides that, unless written notice is given by either party at least sixty (60) days prior to the last day of the initial term of this agreement (August 31, 2001), the agreement shall renew and continue from year to year until canceled upon thirty (30) days written notice by either party.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 1999 and 1998
--------------------------------------------------------------------------------

7.       BUSINESS ACQUISITION

         On October 1, 1999, the Company acquired Oscar Skollsberg's Food Technique Limited ("Oscars"), a Canadian corporation located in Richmond, British Columbia, for $862,983 in cash, subject to final closing adjustments. The Company also incurred $58,041 in direct acquisition expenses. The agreement to purchase Oscars also includes cash compensation, payable to Jan Skollsberg in Canadian dollars pursuant to a four year non-compete agreement. The present value in U.S. dollars of this non-compete agreement is $370,951, this amount has been recorded as other intangible assets and other long-term liabilities. The Company financed this transaction through $800,000 in bank financing and the remainder from cash flows from operations. Oscars is reported to be the largest manufacturer of flavoring syrups for the specialty coffee industry in Canada. The operations of Oscars have been included for the periods subsequent to the acquisition.

         For accounting purposes, the acquisition of Oscars has been recorded using the purchase method of accounting. The Company's financial statements include the results of Oscars on a consolidated basis from the closing date of the acquisition. The purchase price has been allocated on a preliminary basis to the assets and liabilities of Oscars at their estimated fair value. The fair values of assets and liabilities have been determined based on management's estimates. The allocation of the purchase price is as follows:

                  Trade accounts receivable                                      $       127,541
                  Inventory                                                              122,516
                  Prepaid expenses and other                                               8,131
                  Property and equipment                                                 205,903
                  Trademarks                                                               9,591
                  Goodwill and other intangible assets                                   671,547
                  Accounts payable                                                       (55,173)
                  Accrued expenses                                                       (15,385)
                  Deferred income taxes                                                  (21,963)
                  Bank debt                                                             (131,684)

                                                                                 ----------------

                                                                                 $       921,024
                                                                                 ================

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

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major multinational manufacturer and supplier of flavoring syrups for the specialty coffee industry with 69 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Advantica Restaurant Group, Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Godiva Chocolatier, Inc., Borders, Inc., Caribou Coffee Company ("Caribou"), Kraft General Foods, Krups, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks and Caribou. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

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

Specifically, the Company's plans center around diversifying and providing a wider range of products for its distributors to handle. The Company's management recognizes the need to diversify from its concentration in sales to the specialty coffee industry and that a wider range of products will enhance the Company's distributors' sales efforts and enable them to be a more valuable supplier to their customers. The Company's frozen beverage product line is the initial move to diversify from the specialty coffee industry and leverage the Company's strength in manufacturing flavored liquid products. The Company believes that this market is several times larger than the specialty coffee market and is still in a rapid growth phase. In the first half of fiscal year 2000, the Company has expanded the sales force and increased advertising and marketing expenditures to support this product line. The Company's marketing efforts, during this period, have been concentrated to aggressively pursue the frozen beverage market with a broad base of different products. Also marketing has focused on the advantages that the Company's distributors and existing frozen beverage distributors have in selling both the frozen beverage and coffee flavoring product lines. The Company's plans call for the continued effort to identify and develop additional product lines.

The Company's plans also include making an intensified effort to grow its international business. A large number of international contacts were made during the fiscal year ended April 30, 1999. From these contacts, the Company has been able to establish a number of new international distributors. Efforts continue in fiscal year 2000 to build a strong international presence. These efforts include the Company adding an international marketing specialist in the second quarter of fiscal year 2000 and the Company exhibiting its products at several international trade shows. The Company is also rapidly developing the manufacturing expertise and flexibility to handle the various regulatory requirements of the international market place.

In addition, the Company is adjusting its domestic distributor network. The performance of the Company's master distributor program to build sub-distributors did not meet expectations. Subsequently, the master distributors are changing to volume distributors with non-exclusive territories. Further, the Company sales personnel are more aggressively developing sub-distributors and regular distributors throughout the domestic market.

The Company continues to strive to offer a higher degree of customer service and to lower production costs through improved efficiencies at its manufacturing facilities. In order to meet increased warehousing requirements by some of the Company's larger customers, the Company, in May 1999, moved into a 30,000 square foot facility manufacturing and warehouse facility in Kent, Washington. The move, from the Company's smaller Kent facility, also permitted improvements in Kent's manufacturing capabilities. With this move, the Company now has two large and modern facilities in the United States to serve its customers. In late April 1999, the Company also acquired new production equipment at its Mansfield, Ohio facility. This new production equipment, in addition to providing an immediate cost benefit, provides for a growth path to much higher production speeds in the future.

The Company's plans also include the continued search for acquisition candidates. The appropriate candidates will enhance market position and provide for revenue growth. Specifically, an acquisition could provide new technological capability, add volume to the Company's existing product lines or compliment the Company's existing product lines. This effort resulted in the Company acquiring Oscar Skollsberg's Food Technique Limited ("Oscars") of Richmond, British Columbia, Canada. This acquisition makes the Company the largest manufacturer of specialty coffee flavoring syrups in Canada and should provide the Company an excellent base for other international opportunities.


SELECTED SUMMARY FINANCIAL INFORMATION
--------------------------------------

QUARTERLY INFORMATION FOR           2ND QUARTER     1ST QUARTER      4TH QUARTER     3RD QUARTER      2ND QUARTER
INDICATED FISCAL YEARS                FY 2000         FY 2000          FY 1999         FY 1999          FY 1999
BALANCE SHEET:

   CURRENT ASSETS                 $     4,942,970  $    3,662,587  $ 3,457,644      $  3,835,542    $     4,505,502
   TOTAL ASSETS                   $    10,072,211  $    7,598,596  $ 7,438,221      $  7,680,435    $     8,375,647
   CURRENT LIABILITIES            $     1,892,134  $      939,751  $   865,692      $    960,420    $     1,758,331
   LONG TERM DEBT, NET OF
   CURRENT PORTION                $     1,715,048  $      621,832  $   664,203      $    701,330    $       734,851
   TOTAL LIABILITIES              $     3,753,682  $    1,681,052  $ 1,633,032      $  1,746,987    $     2,570,081
   SHAREHOLDERS' EQUITY           $     6,318,529  $    5,917,544  $ 5,805,189      $  5,933,448    $     5,805,566

STATEMENT OF OPERATIONS:
   TOTAL SALES                    $     4,278,000  $    3,073,004  $ 2,367,885      $  2,661,301    $     3,241,046
   COST OF GOODS SOLD             $     2,978,782  $    2,225,943  $ 1,970,567      $  1,961,436    $     2,243,219
   SELLING, GENERAL  AND
   ADMINISTRATIVE EXPENSES        $       656,242  $      651,787  $   558,105      $    468,103    $       561,529

   NET INCOME (LOSS)              $       400,930  $      112,355  $  (128,259)     $    127,882    $       261,719
BASIC AND DILUTED EARNINGS
(LOSS)  PER SHARE                 $          0.12  $         0.03  $     (0.04)     $       0.04    $          0.08


FINANCIAL INFORMATION FOR           FISCAL YEAR     FISCAL YEAR      FISCAL YEAR      SIX MONTHS        SIX MONTHS
SPECIFIED PERIODS                 APRIL 30, 1999   APRIL 30, 1998  APRIL 30, 1997    OCTOBER 31,        OCTOBER 31,
                                                                                         1999              1998
BALANCE SHEET:
   CURRENT ASSETS                 $     3,457,644  $    3,556,309  $ 2,956,601      $  4,942,970   $      4,505,502
   TOTAL ASSETS                   $     7,438,221  $    7,514,201  $ 5,780,362      $ 10,072,211   $      8,375,647
   CURRENT LIABILITIES            $       865,692  $    1,156,514  $ 1,050,774      $  1,892,134   $      1,758,331
   LONG TERM DEBT, NET OF
   CURRENT PORTION                $       664,203  $      802,353  $     2,256      $  1,715,048   $        734,851
   TOTAL LIABILITIES              $     1,633,032  $    2,010,146  $ 1,053,030      $  3,753,682   $      2,570,081
   SHAREHOLDERS' EQUITY           $     5,805,189  $    5,504,055  $ 4,727,332      $  6,318,529   $      5,805,566
STATEMENT OF OPERATIONS:
   TOTAL SALES                    $    10,206,832  $    9,242,530  $ 7,381,105      $  7,351,004   $      5,177,647
   COST OF GOODS SOLD             $     7,630,669  $    6,613,046  $ 5,432,588      $  5,204,724   $      3,698,666
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        $     2,108,038  $    1,758,667  $ 1,588,865      $  1,308,030   $      1,081,830
   NET INCOME                     $       261,534  $      659,716  $   402,272      $    513,285   $        261,911
BASIC AND DILUTED EARNINGS PER
SHARE                             $          0.08  $         0.20  $      0.13      $       0.15   $           0.08

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
--------------------------------------------------------------------------

Results of operations for the three months ended October 31, 1999 were highlighted by a strong increase in sales of branded flavoring syrups to the specialty coffee industry and in sales of private label flavoring syrup to the Company's major customer. Additionally, the Company continued its strong sales of specialty frozen beverage products, but encountered higher selling and marketing expenses and the financial effects from the acquisition of Oscars as of October 1, 1999.

Net sales for the three months ended October 31, 1999 and 1998 were $4,278,000 and $3,241,046, respectively, which represents a 32% increase. For the three months ended October 31, 1999, private label syrup sales increased by 23.9%, the Company's branded syrup products sales increased by 55%, while the sales of other Company products increased by 84.8%, all as compared to the three months ended October 31, 1998. Private label syrup, Company branded syrup, and other Company products represented 74%, 17.9% and 8.1% of gross sales, respectively, for the three months ended October 31, 1999. The Company's private label sales increased primarily as a result of a 31.9% increase in sales to the Company's largest private label customer. The Company's branded syrup products' sales increased primarily as a result of 24.7% increase in the sales of the DOLCE(R) brand syrups, the closeout sale of the GODIVA(R) brand syrups and $131,411 in additional sales of OSCAR'S(R) brand syrups. In addition, the DiNATURA(C) brand, for which shipments began in October 1998, contributed to the sales increase. The sales of other Company products increased due to the successful introduction of the specialty frozen beverage products. Sales of the specialty frozen beverage products, along with small increases in sales of Sugars & Toppings, Flavoring Extracts, and My Hero(TM) Sub Dressings, were offset by decreases in the remaining product lines in this group. The downward trend in the sales of these remaining product lines are a result of these low profit product lines being eliminated or de-emphasized.

During the three-month period ended October 31, 1999, the Company experienced lower production costs but higher material and freight-out costs, as a percentage of net sales, compared to the same three-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, increased to 69.6% for the three months ended October 31, 1999 compared to 69.2% for the same quarter last year. Cost of sales increased by $735,563, including $58,937 associated with Oscars operations, for the three months ended October 31, 1999 compared to the three months ended October 31, 1998 as a result of higher sales volume.

Selling, general and administrative expenses increased by 16.9% or $94,713 for the three months ended October 31, 1999 compared to the three months ended October 31, 1998. This increase included $45,700 in additional expenses associated from Oscars operations. In addition, selling, general and administrative expenses increased as a result of increases in trade shows, travel, telephone, outside services, depreciation of office equipment, royalties, bad debt expense, and increases in the number of employees and employee wages. These increases were offset by decreases in advertising, product samples, and sales promotion costs. Selling, general and administrative expenses, as a percentage of net sales, decreased to 15.4% compared to 17.3% for the three months ended October 31, 1999 and 1998, respectively.

Interest expense for the three months ended October 31, 1999 increased by $3,727 compared to the three months ended October 31, 1998. The increase reflects an increase in the average principal amount of outstanding notes payable.

The Company reported total net other income of $813 for the three months ended October 31, 1999 compared to total net other expense of $3,676 for the three months ended October 31, 1998. The Company also reported interest income of $12,028 for the current quarter compared to $3,695 for the second quarter last year. The increase in interest income is associated with higher levels of cash for the current period.

Income before income tax expense increased by $215,773 for the three months ended October 31, 1999 from $415,931 for the three months ended October 31, 1998.

The Company recorded income tax expense of $230,774 for the three months ended October 31, 1999. For the three months ended October 31, 1998, the Company recorded income tax expense of $154,212.

As a result of the foregoing, the Company reported net income of $400,930, or $0.12 per basic weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended October 31, 1999 compared to net income of $261,719 or $0.08 per basic weighted average number of Common Shares outstanding for the three months ended October 31, 1998. The basic weighted average number of Common Shares outstanding was 3,285,865 for the each three-month period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998
------------------------------------------------------------------------

Results of operations for the six months ended October 31, 1999 were highlighted by a strong increase in sales of flavoring syrups to the specialty coffee industry and in sales of private label flavoring syrup to the Company's major customer. Additionally, the Company introduced the specialty frozen beverage products, but encountered higher selling and marketing expenses and the financial effects from the acquisition of Oscars as of October 1, 1999.

Net sales for the six months ended October 31, 1999 and 1998 were $7,351,004 and $5,177,647, respectively, which represents a 42% increase. For the six months ended October 31, 1999, private label syrup sales increased by 37.8%, the Company's branded syrup products sales increased by 44.7%, while the sales of other Company products increased by 79.7%, all as compared to the six months ended October 31, 1998. Private label syrup, Company branded syrup, and other Company products represented 72.1%, 17.7% and 10.2% of gross sales, respectively, for the six months ended October 31, 1999. The Company's private label sales increased primarily as a result of a 54.1% increase in sales to the Company's largest private label customer. In addition, the Company's third, fourth and fifth largest private label customers increased sales by 39.2%, 28.4% and 30.6%, respectively. The Company's branded syrup products' sales increased primarily as a result of 25.1% increase in the sales of the DOLCE(R) brand syrups, the closeout sale of the GODIVA(R) brand syrups and $131,411 in additional sales of OSCAR'S(R) brand syrups. In addition, the DiNATURA(C) brand, for which shipments began in October 1998, contributed to the sales increase. The sales of other Company products increased due to the successful introduction of the specialty frozen beverage products. Sales of the specialty frozen beverage products, along with small increases in sales of Sugars & Toppings, Flavoring Extracts, and My Hero(TM) Sub Dressings, were offset by decreases in the remaining product lines in this group. The downward trend in the sales of these remaining product lines are a result of these low profit product lines being eliminated or de-emphasized.

During the six-month period ended October 31, 1999, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the same six-month period in the previous year. Improved manufacturing efficiency was partially offset by write-offs of obsolete inventory and increases in freight-out and packaging costs. Consequently, cost of sales, as a percentage of net sales, decreased to 70.8% for the six months ended October 31, 1999 compared to 71.4% for same quarter last year. Cost of sales increased by $1,506,058, including $58,937 associated with Oscars operations, for the six months ended October 31, 1999 compared to the six months ended October 31, 1998 as a result of higher sales volume.

Selling, general and administrative expenses increased by 20.9% or $226,200 for the six months ended October 31, 1999 compared to the six months ended October 31, 1998. This increase included $45,700 in additional expenses associated with Oscar's operations. In addition, selling, general and administrative expenses increased as a result of increases in advertising, trade shows, travel, telephone, legal, royalty, bad debt and product sample expenses and increases in the number of employees and employee wages. These increases were offset by decreases in sales promotion and outside consulting costs. Selling, general and administrative expenses, as a percentage of net sales, decreased to 17.8% compared to 20.9% for the six months ended October 31, 1999 and 1998, respectively.

Interest expense for the six months ended October 31, 1999 decreased by $1,779 compared to the six months ended October 31, 1998. The decrease reflects an decrease in the average principal amount of outstanding notes payable.

The Company reported interest income of $20,899 for the current six month period compared to $11,468 for the same period last year. The increase in interest income is associated with higher levels of cash for the current period.

The Company also reported total net other expense of $548 for the six months ended October 31, 1999 compared to total net other income of $59,430 for the six months ended October 31, 1998. The primary reasons for this $60,243 change were a $50,632 rebate from the Ohio Bureau of Workers Compensation and a $13,500 settlement from a defamation claim made by the Company against a competitor, each received during the six months ended October 31, 1998.

Income before income tax expense increased to $818,682 for the six months ended October 31, 1999 from $426,351 for the six months ended October 31, 1998.

The Company recorded income tax expense of $305,397 for the six months ended October 31, 1999. For the six months ended October 31, 1998, the Company recorded income tax expense of $164,440.

As a result of the foregoing, the Company reported net income of $513,285, or $0.15 per basic weighted average number of Common Shares outstanding, for the six months ended October 31, 1999 compared to net income of $261,911 or $0.08 per basic weighted average number of Common Shares outstanding for the six months ended October 31, 1998. The basic weighted average number of Common Shares outstanding increased to 3,285,865 for the current six-month period compared to 3,285,506 for the comparable six-month period last year. The increase reflects Common Shares issued upon the exercise of warrants during the fiscal year ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital and working capital ratio as of October 31, 1999 and October 31, 1998 were $3,050,836 and 2.61 to 1 and $2,747,171 and 2.56 to 1, respectively. The increase in working capital for October 31, 1999 compared to October 31, 1998 was primarily a result of a $19,513 increase in the Company's cash and cash equivalents, a $589,797 increase in the Company's accounts receivable, a $30,488 increase in prepaid expenses and a $56,637 decrease in accounts payable, offset by a $211,076 decrease in the Company's inventory, a $27,183 increase in the Company's accrued expenses and $163,676 increase in debt related current liabilities. The increase in accounts receivable was a result of strong sales in October 1999 compared to October 1998. The increase in prepaid expenses is primarily a result of prepaid rent and city income tax deposits. The decrease in accounts payable is a result of the Company's strong cash position and reduced raw material purchases as a result of efforts to decrease inventory levels. The decrease in inventory was a result of management efforts and improved controls associated with new computer software implemented during the past one and one-half years. The increase in accrued expenses primarily reflects an increase in accrued state income taxes. The increase in debt related current liabilities are the result of debt and other long term liabilities associated with the acquisition of Oscars.

The Company's operating activities, for the six months ended October 31, 1999, provided net cash of $211,042. The Company used $921,024 to acquire Oscars, $82,716 to acquire equipment and trademarks, and also increased its investment in life insurance policies by $13,077. The Company also used $77,282 to make principal payments on a mortgage note payable and on capital leases, and used $7,143 for a long term lease deposit on the Company's new Kent, Washington manufacturing facility. The Company borrowed $800,000 to acquire Oscars and Oscars increased its line of credit by $1,191. Consequently, during this period, cash and cash equivalents decreased by $98,280 after a $1,385 decrease in cash as the result of the effect of exchange rate changes. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

As of December 4, 1999, $200,000 of the Company's $400,000 line of credit with First Knox National Bank has been pledged via a standby letter of credit as a guarantee to Canadian Imperial Bank of Commerce ("CIBC") on Oscars $286,432 CDN overall credit limit with CIBC.

YEAR 2000 COMPLIANCE
--------------------

On June 4, 1997, the Company signed an agreement to purchase new computer application software and hardware. All the primary financial and manufacturing modules have been implemented as of April 30, 1999. This software is Year 2000 compliant. The Company updated the version of its UNIX operating system and the system's printer spooler to be fully Year 2000 compliant during September 1999. The Company's personal computer operating systems were also upgraded in September 1999 to be Year 2000 compliant according to the operating system manufacturer.

The Company has completed upgrades and tests on all other software and hardware for Year 2000 compliance and does not anticipate any additional costs or Year 2000 compliance problems on these systems. The Company's software is currently functioning in fiscal year 2000 without any problems. The Company, as of December 4, 1999, has incurred costs of $223,000 to complete its Year 2000 compliance work. The Company does not anticipate any other significant internal costs associated with Year 2000 compliance. The Company is however vulnerable to potential disruption from suppliers.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 7, 1999, Tina Michaud d/b/a Allied Resources filed a complaint against the Company which was moved to the federal District Court of Minnesota for unlawful termination of a sales representative agreement, breach of covenant of good faith and fair dealing, and unjust enrichment. The plaintiff in this complaint is seeking damages in excess of $20,000,000 for lost commissions and out-of-pocket losses. On or about May 20, 1999, the Company terminated the agreement with the plaintiff. The Company's records, upon initial review, indicate that it paid Allied Resources $2,994.28 in commissions and expenses pursuant to the terms of the agreement. The Company believes that there are no additional expenses or commissions due or owed to the plaintiff. The Company believes it has complied with the terms of the agreement with the plaintiff and believes that the allegations of the plaintiff are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 15, 1999, the Company held its Annual Meeting of Shareholders ("Annual Meeting") for the purposes of electing four directors to serve until the next Annual Meeting and to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending April 30, 2000. The nominees for directors were unopposed. 3,285,865 Common Shares were outstanding and entitled to vote and the Annual Meeting. The results of the voting were as follows:


                                                     VOTES FOR       VOTES AGAINST      ABSTAINED
William C. Stearns for Director                      3,245,176                0            29,010
Sally A.. Stearns for Director                       3,245,176                0            29,010
Frank E. Duval for Director                          3,245,176                0            29,010
Carter F. Randolph, Ph.D. for Director               3,245,176                0            29,010
PricewaterhouseCoopers LLP as independent            3,257,495            3,291            13,400
public accountants

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit #10 - Material Contract - Flavored Syrups Master Agreement

Exhibit #27 - Financial Data Schedule

(B) REPORTS ON FORM 8-K

A Form 8-K was filed on October 14, 1999 reporting the acquisition of all the outstanding shares of Oscar Skollsberg's Food Technique Limited by the Company on October 1, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   December 14, 1999                    STEARNS & LEHMAN, INC.
                                                  (Registrant)


                                             /s/ William C. Stearns
                                             -----------------------------------
                                             William C. Stearns
                                             President



                                             /s/ John A. Chuprinko
                                             -----------------------------------
                                             John A. Chuprinko
                                             Chief Financial Officer
                                             (Principal Accounting Officer)