Form 10QSB
period 2000-01-31
STEARNS & LEHMAN INC
filed 2000-03-15
CIK 884900

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 2000

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

       For the transition period from __________________ to_________________


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

                                 (419) 522-2722
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             ---       ---

As of March 13, 2000, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ----     ---

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
January 31, 2000, April 30, 1999 and January 31, 1999
--------------------------------------------------------------------------------

                                                                  JANUARY 31,        APRIL 30,        JANUARY 31,
                            ASSETS                                   2000              1999              1999
                                                                  (UNAUDITED)                         (UNAUDITED)
Current assets:
   Cash and cash equivalents                                    $       860,596   $       361,868   $       595,732

   Trade accounts receivable, net of allowance for doubtful
      accounts of $69,373, $40,000 and $57,526 as of
      January 31, 2000, April 30, 1999 and January 31, 1999           1,596,610         1,044,515         1,082,287
   Inventory                                                          2,024,916         1,815,353         1,991,473
   Prepaid expenses and other                                           113,108           194,790            87,515
   Deferred income taxes                                                 67,267            41,118            78,535
                                                                ----------------  ----------------  ----------------

            Total current assets                                      4,662,497         3,457,644         3,835,542
                                                                ----------------  ----------------  ----------------

Property and equipment:
   Land                                                                  73,928            73,928            73,928
   Buildings                                                          1,829,823         1,829,823         1,829,823
   Building improvements                                                 91,809            91,809            60,154
   Leasehold improvements                                               138,783             9,433             9,433
   Machinery and equipment                                            2,296,532         1,991,730         1,820,409
   Office equipment                                                     465,770           388,754           453,269
   Tooling                                                              132,299           131,089           125,349
   Vehicles                                                              40,401            40,401            45,392
                                                                ----------------  ----------------  ----------------

                                                                      5,069,345         4,556,967         4,417,757

         Less accumulated depreciation                                1,417,885         1,169,800         1,185,253
                                                                ----------------  ----------------  ----------------

            Net property and equipment                                3,651,460         3,387,167         3,232,504
                                                                ----------------  ----------------  ----------------

Goodwill and other intangible assets, net                             1,512,908           523,826           539,415
Cash surrender value of life insurance                                   87,303            51,089            51,013
Trademarks and patents, net                                              12,231             3,167             3,341
Other assets                                                             16,867            15,328            18,620
                                                                ----------------  ----------------  ----------------

            Total assets                                        $     9,943,266   $     7,438,221   $     7,680,435
                                                                ================  ================  ================

CONTINUED

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
January 31, 2000, April 30, 1999 and January 31, 1999
--------------------------------------------------------------------------------

                                                                  JANUARY 31,        APRIL 30,        JANAURY 31,
             LIABILITIES AND SHAREHOLDERS* EQUITY                    2000              1999              1999
                                                                  (UNAUDITED)                         (UNAUDITED)
Current liabilities:
   Accounts payable                                             $       849,641   $       539,668   $       519,627
   Accrued expenses                                                     496,471           187,578           302,221
   Lines of credit                                                      113,819                 -                 -
   Current portion of long-term liabilities                             234,986           138,446           138,582
                                                                ----------------  ----------------  ----------------

            Total current liabilities                                 1,694,917           865,692           960,420
                                                                ----------------  ----------------  ----------------

Long-term liabilities:
   Notes payable, net of current portion                              1,367,327           664,203           701,330
   Other long term liabilities, net of current portion                  267,342                 -                 -
   Deferred income taxes                                                190,168           103,137            85,237
                                                                ----------------  ----------------  ----------------

            Total long-term liabilities                               1,824,837           767,340           786,567
                                                                ----------------  ----------------  ----------------

            Total liabilities                                         3,519,754         1,633,032         1,746,987
                                                                ----------------  ----------------  ----------------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized, 3,289,165 issued and 3,285,865 outstanding as of January 31, 2000, April 30, 1999 and
      January 31, 1999, respectively                                      3,629             3,629             3,629
   Additional paid-in capital                                         5,248,461         5,248,461         5,248,461
   Retained earnings, including cumulative translation
      adjustment of ($11,792) as of January 31, 2000                  1,184,622           566,299           694,558
                                                                ----------------  ----------------  ----------------

                                                                      6,436,712         5,818,389         5,946,648

         Less treasury stock at cost; 3,300 shares                       13,200            13,200            13,200
                                                                ----------------  ----------------  ----------------

            Total shareholders' equity                                6,423,512         5,805,189         5,933,448
                                                                ----------------  ----------------  ----------------

            Total liabilities and shareholders' equity          $     9,943,266   $     7,438,221   $     7,680,435
                                                                ================  ================  ================


        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three months ended January 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                       2000               1999
Sales                                                                            $     3,961,107   $      2,661,301
Cost of sales                                                                          2,766,903          1,961,436
                                                                                 ----------------  -----------------

            Gross profit                                                               1,194,204            699,865

Selling, general and administrative expenses                                             961,439            468,103
                                                                                 ----------------  -----------------

Income from operations                                                                   232,765            231,762
                                                                                 ----------------  -----------------

Other income (expense), net:
   Interest expense                                                                     (40,194)           (19,038)
   Interest income                                                                        31,079             17,228
   Other, net                                                                              (595)            (1,017)
                                                                                 ----------------  -----------------


Income before income tax expense                                                         223,055            228,935
                                                                                 ----------------  -----------------

   Income tax expense:
      Current                                                                            121,531            133,255
      Deferred                                                                          (15,306)           (32,202)
                                                                                 ----------------  -----------------

            Total income tax expense                                                     106,225            101,053
                                                                                 ----------------  -----------------

            Net income                                                           $       116,830   $        127,882
                                                                                 ================  =================

            Earnings per share - Basic                                           $           .04   $            .04
                                                                                 ================  =================

            Earnings per share - Diluted                                         $           .04   $            .04
                                                                                 ================  =================

Basic weighted-average common shares outstanding                                       3,285,865          3,285,865
                                                                                 ================  =================

Diluted weighted-average common shares outstanding                                     3,285,865          3,290,011
                                                                                 ================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the nine months ended January 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                                                       2000               1999
Sales                                                                            $    11,312,112   $      7,838,948
Cost of sales                                                                          7,971,628          5,660,102
                                                                                 ----------------  -----------------

            Gross profit                                                               3,340,484          2,178,846

Selling, general and administrative expenses                                           2,269,469          1,549,933
                                                                                 ----------------  -----------------

Income from operations                                                                 1,071,015            628,913
                                                                                 ----------------  -----------------

Other income (expense), net:
   Interest expense                                                                     (80,113)           (60,737)
   Interest income                                                                        51,978             28,697
   Other, net                                                                            (1,142)             58,413
                                                                                 ----------------  -----------------


Income before income tax expense                                                       1,041,738            655,286
                                                                                 ----------------  -----------------

   Income tax expense:
      Current                                                                            411,050            271,605
      Deferred                                                                               573            (6,112)
                                                                                 ----------------  -----------------

            Total income tax expense                                                     411,623            265,493
                                                                                 ----------------  -----------------

            Net income                                                           $       630,115   $        389,793
                                                                                 ================  =================

            Earnings per share - Basic                                           $           .19   $            .12
                                                                                 ================  =================

            Earnings per share - Diluted                                         $           .19   $            .12
                                                                                 ================  =================

Basic weighted-average common shares outstanding                                       3,285,865          3,285,626
                                                                                 ================  =================

Diluted weighted-average common shares outstanding                                     3,285,865          3,288,751
                                                                                 ================  =================


       The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended April 30, 1999 and the nine months ended January 31, 2000
--------------------------------------------------------------------------------


                                NUMBER OF                    ADDITIONAL                                   TOTAL SHARE-
                                 COMMON         COMMON         PAID-IN       RETAINED        TREASURY      HOLDERS'
                                 SHARES         SHARES         CAPITAL       EARNINGS         SHARES        EQUITY
                               ------------   ------------   ------------  --------------  -------------  ------------

Balance at April 30, 1998        3,272,665    $     3,614    $ 5,208,876   $     304,765   $   (13,200)   $ 5,504,055

   Net income                            -              -              -         261,534              -       261,534

   Exercise of warrants             13,200             15         39,585               -              -        39,600
                               -----------    -----------    -----------   -------------   ------------   -----------

Balance at April 30, 1999        3,285,865          3,629      5,248,461         566,299       (13,200)     5,805,189

   Net income                            -              -              -         630,115              -       630,115

   Cumulative translation
       adjustment                        -              -              -        (11,792)              -      (11,792)
                               -----------    -----------    -----------   -------------   ------------   -----------

Balances at January 31, 2000     3,285,865    $     3,629    $ 5,248,461   $   1,184,622   $   (13,200)   $ 6,423,514
                               ===========    ===========    ===========   =============   ============   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended January 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                                                       2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $       630,115   $        389,793
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                                   221,747                  -
      Depreciation and amortization                                                      355,827            281,659
      Loss on the sale of property and equipment                                         (1,407)                  -
      Deferred income taxes                                                                  573            (6,112)
Changes in assets and liabilities:
      Trade accounts receivable                                                        (646,302)            224,946
      Inventory                                                                         (87,047)          (123,131)
      Prepaid expenses and other                                                          89,813           (17,585)
      Accounts payable                                                                   254,801          (248,466)
      Accrued expenses                                                                   293,507             61,735
                                                                                 ---------------   ----------------
            Net cash provided by operating activities                                  1,111,627            562,839
                                                                                 ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (311,631)          (159,723)
   Sale of property and equipment                                                            199                  -
   Investment in subsidiary, net of cash                                               (921,232)                  -
   Cash surrender value of life insurance, net                                          (36,215)            (8,937)
   Purchase of other assets                                                              (7,382)                  -
                                                                                 ----------------  -----------------
            Net cash used in investing activities                                    (1,276,261)          (168,660)
                                                                                 ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under notes payable and line of credit                                      851,323                  -
   Principal payments on long-term debt and capital leases                             (173,132)          (110,386)
   Net proceeds from issuance of common shares                                                 -             39,600
                                                                                 ----------------  -----------------
            Net cash provided by (used in) financing activities                          678,191           (70,786)
                                                                                 ----------------  -----------------

Effect of exchange rate changes on cash                                                 (14,829)                  -
                                                                                 ----------------  -----------------

Net increase in cash and cash equivalents                                                498,728            323,393

                                                                                 ----------------  -----------------
Cash and cash equivalents, beginning of year                                             361,868            272,339
                                                                                 ----------------  -----------------

Cash and cash equivalents, end of quarter                                        $       860,596   $        595,732
                                                                                 ================  =================

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS, CONTINUED
For the nine months ended January 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                    2000               1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                $        79,760   $         60,737
                                                              ================  =================

      Income taxes                                            $             -   $         60,631
                                                              ================  =================




        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2000 and 1999
--------------------------------------------------------------------------------

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The financial statements as of and for the three and nine months ended January 31, 2000 and 1999 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 1999 and April 30, 1998. In the opinion of management, the accompanying financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.       INVENTORY

         The major components of inventory at January 31, 2000 and 1999 were as follows:

                                            2000               1999

Raw materials                        $        972,870   $      1,023,637
Work in process                                12,424              1,662
Finished goods                              1,039,622            966,174
                                     -----------------  -----------------

Total inventory                      $      2,024,916   $      1,991,473
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

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
         WEIGHTED AVERAGE COMMON                             JANUARY 31,                      JANUARY 31,
                                                    -------------------------------  -------------------------------
         SHARES OUTSTANDING                             2000             1999            2000             1999
         -----------------------------------------  --------------  ---------------  --------------  ---------------
         Common shares issued                           3,289,165        3,289,165       3,289,165        3,288,926
         Treasury shares                                  (3,300)          (3,300)         (3,300)          (3,300)
                                                    --------------  ---------------  --------------  ---------------
            Basic shares                                3,285,865        3,285,865       3,285,865        3,285,626
            Dilutive effect of warrants                         0            4,146               0            3,125
                                                    --------------  ---------------  --------------  ---------------
               Diluted shares                           3,285,865        3,290,011       3,285,865        3,288,751
                                                    ==============  ===============  ==============  ===============

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2000 and 1999

--------------------------------------------------------------------------------
4.       NOTES PAYABLE

         Notes payable at January 31, 2000 and 1999 consisted of the following:


                                                                               2000               1999
Note payable to a bank, collateralized by real estate,
  accounts receivable, inventory and equipment,
  payable in monthly installments of $9,071 including
  interest at a rate of weekly average yield on U.S.
  Treasury securities plus 3.25% adjusted not more
  than once per five years (interest rate of 7.81% as of
  February 1, 2000), due on October 1, 2007.                          $       624,137    $       680,925


Note payable to a bank, collateralized by real estate,
  accounts receivable, inventory, and equipment,  payable on
  November 1, 2004, and monthly interest payments at a rate of prime adjusted not more  than once per year (interest rate of
  8.25% as of February 1, 2000).                                              760,001                  0

Note payable to a company, unsecured, payable in monthly
  installments of $7,111 including interest at a rate of 8.25%
  per annum commencing July 1, 1999, due on December 1, 2000.                  68,489            120,000

Note payable to a bank, collateralized by accounts
  receivable, inventory, and equipment,  payable in monthly
  installments of $2,750 CDN including interest at a rate of
  prime plus 0.25%, due on March 1, 2003.                                      63,609                  0

Note payable to a bank, collateralized by accounts
  receivable, inventory and equipment, payable in monthly
  installments of $7,778 plus interest at a rate of prime plus
  0.5% (7.75% at June 2, 1999),due on June 2, 1999.                                 0             38,987
                                                                      ---------------    ---------------

Total notes payable                                                         1,516,236            839,912
Less current portion                                                          148,909            138,582
                                                                      ---------------    ---------------

                                                                      $     1,367,327    $       701,330
                                                                      ===============    ===============

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2000 and 1999
--------------------------------------------------------------------------------

5.       INCOME TAXES

         The components of the net deferred tax liability at January 31, 2000 and 1999 are as follows:

                                                                                       2000               1999
                  Deferred tax assets:
                  Net operating loss carryforwards                               $       116,488   $        112,779
                  Alternative minimum tax credit                                           6,867             42,674
                  Allowance for doubtful accounts                                         26,362             21,860
                  Other                                                                    7,773              2,723
                                                                                 ----------------  -----------------

                  Gross deferred tax assets                                              157,490            180,036

                  Deferred tax liabilities:
                  Property and equipment                                                 280,391            186,738
                                                                                 ----------------  -----------------

                  Net deferred tax liability                                     $     (122,901)   $        (6,702)
                                                                                 ================  =================

         The Company had net operating loss carryforwards available of $331,701 and $364,871 at April 30, 1999 and 1998, respectively, from the purchase of Select Origins, of which $33,170 is available to deduct each year through April 30, 2009.

6.       BAD DEBT EXPENSE

         The Company, as of January 31, 2000, recorded bad debt expense of $182,925 associated with the Chapter 11 bankruptcy petition filed by AmeriServe Food Distribution Inc., the parent company of Prosource Distribution Services. At the time of the bankruptcy, Prosource Distribution Services owed the Company $195,744. The Company believes that it will receive $12,819 from interim emergency financing obtained by AmeriServe Food Distribution Inc. Prosource Distribution Services was chosen by one of the Company's major private label customers to distribute Company products to that customer. Since the bankruptcy filing, the customer has provided the Company with instructions to use alternative distributors for future distribution of Company products to that customer.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2000 and 1999
--------------------------------------------------------------------------------

7.       BUSINESS ACQUISITION

         On October 1, 1999, the Company acquired Oscar Skollsberg's Food Technique Limited ("Oscars"), a Canadian corporation located in Richmond, British Columbia, for $862,983 in cash. The Company also incurred $58,249 in direct acquisition expenses. The agreement to purchase Oscars also includes cash compensation, payable to Jan Skollsberg in Canadian dollars pursuant to a four year non-compete agreement. The present value in U.S. dollars of this non-compete agreement is $370,951, this amount has been recorded as other intangible assets and other long-term liabilities. The Company financed this transaction through $800,000 in bank financing and the remainder from cash flows from operations. Oscars is reported to be the largest manufacturer of flavoring syrups for the specialty coffee industry in Canada. The operations of Oscars have been included for the periods subsequent to the acquisition.

         For accounting purposes, the acquisition of Oscars has been recorded using the purchase method of accounting. The Company's financial statements include the results of Oscars on a consolidated basis from the closing date of the acquisition. The purchase price has been allocated on to the assets and liabilities of Oscars at their estimated fair value. The value of Oscars customer list exceeds the amount of goodwill recorded and will be amortized over fifteen years. The fair values of assets and liabilities have been determined based on management's estimates. The preliminary allocation of the purchase price is as follows:

             Trade accounts receivable                    $       127,541
             Inventory                                            122,516
             Prepaid expenses and other                             8,131
             Property and equipment                               205,903
             Trademarks                                             9,591
             Goodwill and other intangible assets                 712,283
             Accounts payable                                    (55,173)
             Accrued expenses                                    (15,385)
             Deferred income taxes                               (62,491)
             Bank debt                                          (131,684)
                                                         ----------------

                                                         $       921,232
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

GENERAL
-------

The Company is an Ohio corporation headquartered in Mansfield, Ohio. The Company was organized on March 14, 1988 and is engaged in the business of manufacturing and marketing specialty food products, including coffee and espresso flavorings, syrups, oils and toppings, extracts, flavorings, sauces, dressings and specialty sugars. The Company sells its products throughout the United States and in over 15 foreign countries, including Australia, Canada, Egypt, England, Iceland, Israel, Japan, Mexico, New Zealand, Saudi Arabia, Singapore, and United Arab Emirates.

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major multinational manufacturer and supplier of flavoring syrups for the specialty coffee industry with 67 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Advantica Restaurant Group, Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Borders, Inc., Caribou Coffee Company ("Caribou"), Kraft General Foods, Krups, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks and Caribou. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

PLAN OF OPERATION
-----------------

While flavored syrup sales to the specialty coffee industry continues to be the backbone of the Company's business, efforts are being made to develop product diversity. The Company's plans, for the fiscal year ended April 30, 2000, include aggressively pursuing the specialty frozen beverage market, developing other new product lines, further developing the international market, and increasing manufacturing efficiencies. The Company also plans to continue to search for strategic acquisitions to enhance market position and provide for revenue growth.

Specifically, the Company's plans center around diversifying and providing a wider range of products for its distributors to handle. The Company's management recognizes the need to diversify from its concentration in sales to the specialty coffee industry and that a wider range of products will enhance the Company's distributors' sales efforts and enable them to be a more valuable supplier to their customers. The Company's frozen beverage product line is the initial move to diversify from the specialty coffee industry and leverage the Company's strength in manufacturing flavored liquid products. The Company believes that this market is several times larger than the specialty coffee market and is still in a rapid growth phase. In the first nine months of fiscal year 2000, the Company has expanded the sales force and increased advertising and marketing expenditures to support this product line. The Company's marketing efforts, during this period, have been concentrated to aggressively pursue the frozen beverage market with a broad base of different products. Also marketing has focused on the advantages that the Company's distributors and existing frozen beverage distributors have in selling both the frozen beverage and coffee flavoring product lines. The Company's plans call for the continued effort to identify and develop additional product lines.

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

The Company continues to strive to offer a higher degree of customer service and to lower production costs through improved efficiencies at its manufacturing facilities. In order to meet increased warehousing requirements by some of the Company's larger customers, the Company, in May 1999, moved into a 30,000 square foot facility manufacturing and warehouse facility in Kent, Washington. The move, from the Company's smaller Kent facility, also permitted improvements in Kent's manufacturing capabilities. With this move, the Company now has two large and modern facilities in the United States to serve its customers. In late April 1999, and again in December 1999, the Company acquired new production equipment at its Mansfield, Ohio facility. This new production equipment, in addition to providing an immediate cost benefit, provides for a growth path to much higher production speeds in the future.

The Company's plans also include the continued search for acquisition candidates. The appropriate candidates will enhance market position and provide for revenue growth. Specifically, an acquisition could provide new technological capability, add volume to the Company's existing product lines or compliment the Company's existing product lines. This effort resulted in the Company acquiring Oscar Skollsberg's Food Technique Limited ("Oscars") of Richmond, British Columbia, Canada. This acquisition makes the Company the largest manufacturer of specialty coffee flavoring syrups in Canada and should provide the Company an excellent base for other international opportunities. The Company has subsequently moved Oscars into a 18,625 square foot facility in Delta, British Columbia, Canada. This facility consolidated several smaller production and warehouse facilities. This facility should permit improvements in manufacturing capabilities and provide room for future growth.


SELECTED SUMMARY FINANCIAL INFORMATION
--------------------------------------

QUARTERLY INFORMATION FOR           3RD QUARTER     2ND QUARTER      1ST QUARTER     4TH QUARTER      3RD QUARTER
INDICATED FISCAL YEARS                FY 2000         FY 2000          FY 2000         FY 1999          FY 1999
BALANCE SHEET:
   CURRENT ASSETS                 $     4,662,497  $    4,942,970  $     3,662,587     $ 3,457,644  $     3,835,542
   TOTAL ASSETS                   $     9,943,266  $   10,072,211  $     7,598,596     $ 7,438,221  $     7,680,435

   CURRENT LIABILITIES            $     1,694,917  $    1,892,134  $       939,751     $   865,692  $       960,420
   LONG TERM DEBT, NET            $     1,634,669  $    1,715,048  $       621,832     $   664,203  $       701,330
   OF CURRENT PORTION
   TOTAL LIABILITIES              $     3,519,754  $    3,753,682  $     1,681,052     $ 1,633,032  $     1,746,987
   SHAREHOLDERS' EQUITY           $     6,423,512  $    6,318,529  $     5,917,544     $ 5,805,189  $     5,933,448
STATEMENT OF OPERATIONS:
   TOTAL SALES                    $     3,961,107  $    4,278,000  $     3,073,004     $ 2,367,885  $     2,661,301
   COST OF GOODS SOLD             $     2,766,903  $    2,978,782  $     2,225,943     $ 1,970,567  $     1,961,436
   SELLING, GENERAL               $       961,439  $      656,242  $       651,787     $   558,105  $       468,103
   AND ADMINISTRATIVE
   EXPENSES
   NET INCOME (LOSS)              $       116,830  $      400,930  $       112,355     $  (128,259) $       127,882
BASIC AND DILUTED EARNINGS        $          0.04  $         0.12  $          0.03     $     (0.04) $          0.04
(LOSS)  PER SHARE

FINANCIAL INFORMATION FOR           FISCAL YEAR     FISCAL YEAR      FISCAL YEAR     NINE MONTHS      NINE MONTHS
SPECIFIED PERIODS                 APRIL 30, 1999   APRIL 30, 1998  APRIL 30, 1997    JANUARY 31,      JANUARY 31,
                                                                                         2000            1999
BALANCE SHEET:
   CURRENT ASSETS                     $ 3,457,644     $ 3,556,309      $ 2,956,601  $    4,662,497  $     3,835,542
   TOTAL ASSETS                       $ 7,438,221     $ 7,514,201      $ 5,780,362  $    9,943,266  $     7,680,435
   CURRENT LIABILITIES                $   865,692     $ 1,156,514      $ 1,050,774  $    1,694,917  $       960,420
   LONG TERM DEBT, NET
   OF CURRENT PORTION                 $   664,203     $  802,353       $     2,256  $    1,634,669  $       701,330
   TOTAL LIABILITIES                  $ 1,633,032     $ 2,010,146      $ 1,053,030  $    3,519,754  $     1,746,987
   SHAREHOLDERS' EQUITY               $ 5,805,189     $ 5,504,055      $ 4,727,332  $    6,423,512  $     5,933,448
STATEMENT OF OPERATIONS:
   TOTAL SALES                        $10,206,832     $ 9,242,530      $ 7,381,105  $   11,312,112  $     7,838,948
   COST OF GOODS SOLD                 $ 7,630,669     $ 6,613,046      $ 5,432,588  $    7,971,628  $     5,660,102
   SELLING, GENERAL
   AND ADMINISTRATIVE  EXPENSES       $ 2,108,038     $ 1,758,667      $ 1,588,865  $    2,269,469  $     1,549,933
   NET INCOME                         $   261,534     $   659,716      $   402,272  $      630,115  $       389,793
BASIC AND DILUTED EARNINGS
PER SHARE                             $      0.08     $      0.20      $      0.13  $         0.19  $          0.12

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------

Results of operations for the three months ended January 31, 2000 were highlighted by continued strong sales of branded flavoring syrups to the specialty coffee industry and in sales of private label flavoring syrup to the Company's major customer. During the current fiscal year quarter, the Company encountered a large accounts receivable write-off, higher selling and marketing expenses and the effects from the acquisition of Oscars. In addition, the Company experienced a slight reduction in sales and increased expenses associated with moving Oscars operations to a new manufacturing and warehouse facility.

Net sales for the three months ended January 31, 2000 and 1999 were $3,961,107 and $2,661,301, respectively, which represents a 49% increase. For the three months ended January 31, 2000, private label syrup sales increased by 47.6%, the Company's branded syrup products sales increased by 54.2%, while the sales of other Company products increased by 54.58%, all as compared to the three months ended January 31, 1999. Private label syrup, Company branded syrup, and other Company products represented 72.1%, 20.2% and 7.7% of gross sales, respectively, for the three months ended January 31, 2000. The Company's private label sales increased primarily as a result of a 75.8% increase in sales to the Company's largest private label customer. The Company's branded syrup products' sales increased primarily as a result of 9.4% increase in the sales of the DOLCE(R) brand syrups and $355,264 in additional sales of OSCAR'S(R) brand syrups. The sales of other Company products increased due to the successful introduction of the specialty frozen beverage products. Sales of the specialty frozen beverage products, along with small increases in sales of Sugars & Toppings and Flavoring Extracts, were offset by decreases in the remaining product lines in this group.

During the three-month period ended January 31, 2000, the Company experienced lower production and material costs but higher freight-out costs, as a percentage of net sales, compared to the same three-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, decreased to 69.8% for the three months ended January 31, 2000 compared to 73.7% for the same quarter last year. Cost of sales increased by $805,467, including $216,507 associated with Oscars operations, for the three months ended January 31, 2000 compared to the three months ended January 31, 1999 as a result of higher sales volume.

Total selling, general and administrative expenses increased by 105.4%, or $493,336, for the three months ended January 31, 2000 compared to the three months ended January 31, 1999. This increase included $168,968 in additional expenses associated from Oscars operations and a $182,925 write-off of an accounts receivable as a result of Ameriserve Food Distribution Inc. filing a Chapter 11 bankruptcy petition on January 31, 2000. This write-off represented 4.6% of net sales for the quarter. Future sales of the Company's products will not be affected by this bankruptcy as the private label customer, that received Company products from a subsidiary of the bankrupt, has redirected distribution of the Company's products to that customer through other distributors. Other selling, general and administrative expenses increased by $141,443 or 30.2%. The increase in other selling, general and administrative expenses were a result of increases in trade shows, travel, sales promotions, product samples, postage, telephone, outside services, depreciation of office equipment, amortization of goodwill, and increases in the number of employees and employee wages. These increases were offset by decreases in advertising, and insurance costs. Selling, general and administrative expenses, as a percentage of net sales, increased to 24.3% compared to 17.6% for the three months ended January 31, 2000 and 1999, respectively.

Interest expense for the three months ended January 31, 2000 increased by $21,156 compared to the three months ended January 31, 1999. The increase reflects an increase in the average principal amount of outstanding notes payable primarily associated with the acquisition of Oscars.

The Company reported total net other expense of $595 for the three months ended January 31, 2000 compared to total net other expense of $1,017 for the three months ended January 31, 1999. The Company also reported interest income of $31,079 for the current quarter compared to $17,228 for the second quarter last year. The increase in interest income is associated with a higher rate of return on a life insurance policy and higher levels of invested cash for the current period.

Income before income tax expense decreased by only $5,880 for the three months ended January 31, 2000 from $228,935 for the three months ended January 31, 1999 in spite of the significant accounts receivable write-off.

The Company recorded income tax expense of $106,225 for the three months ended January 31, 2000. For the three months ended January 31, 1999, the Company recorded income tax expense of $101,053.

As a result of the foregoing, the Company reported net income of $116,830, or $0.04 per basic weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended January 31, 2000 compared to net income of $127,882 or $0.04 per basic weighted average number of Common Shares outstanding for the three months ended January 31, 1999. The basic weighted average number of Common Shares outstanding was 3,285,865 for the each three-month period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2000 AND 1999
-------------------------------------------------------------------------

Results of operations for the nine months ended January 31, 2000 were highlighted by a strong increase in sales of flavoring syrups to the specialty coffee industry and in sales of private label flavoring syrup to the Company's major customer. Additionally, the Company introduced the specialty frozen beverage products, but encountered a large accounts receivable write-off, higher selling and marketing expenses and the financial effects from the acquisition of Oscars as of October 1, 1999.

Net sales for the nine months ended January 31, 2000 and 1999 were $11,312,112 and $7,838,948, respectively, which represents a 44.3% increase. For the nine months ended January 31, 2000, private label syrup sales increased by 41.1%, the Company's branded syrup products sales increased by 47.4%, while the sales of other Company products increased by 72.1%, all as compared to the nine months ended January 31, 1999. Private label syrup, Company branded syrup, and other Company products represented 73.4%, 18.7% and 7.9% of gross sales, respectively, for the nine months ended January 31, 2000. The Company's private label sales increased primarily as a result of a 60.9% increase in sales to the Company's largest private label customer. In addition, the Company's third, fourth and fifth largest private label customers increased sales by 33.6%, 28.9% and 27.6%, respectively. The Company's branded syrup products' sales increased primarily as a result of 23.1% increase in the sales of the DOLCE(R) brand syrups, the closeout sale of the GODIVA(R) brand syrups and $486,675 in additional sales of OSCAR'S(R) brand syrups. In addition, the DiNATURA(C) brand, for which shipments began in October 1998, contributed to the sales increase. The sales of other Company products increased due to the successful introduction of the specialty frozen beverage products. Sales of the specialty frozen beverage products, along with small increases in sales of Sugars & Toppings, Flavoring Extracts, and My Hero(TM) Sub Dressings, were offset by decreases in the remaining product lines in this group.

During the nine-month period ended January 31, 2000, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the same nine-month period in the previous year. The costs associated with improved manufacturing efficiency were partially offset by write-offs of obsolete inventory and increases in freight-out and packaging costs. Consequently, cost of sales, as a percentage of net sales, decreased to 70.5% for the nine months ended January 31, 2000 compared to 72.2% for same quarter last year. Cost of sales increased by $2,311,526, including $275,444 associated with Oscars operations, for the nine months ended January 31, 2000 compared to the nine months ended January 31, 1999 as a result of higher sales volume.

Total selling, general and administrative expenses increased by 46.4% or $719,536 for the nine months ended January 31, 2000 compared to the nine months ended January 31, 1999. This increase included $215,196 in additional expenses associated from Oscars operations and a $182,925 write-off of an accounts receivable as a result of Ameriserve Food Distribution Inc. filing a Chapter 11 bankruptcy petition on January 31, 2000. Future sales of the Company's products will not be affected by this bankruptcy as the private label customer, that received Company products from a subsidiary of the bankrupt, has redirected distribution of the Company's products to that customer through other distributors. This write-off represented 1.6% of year-to-date net sales while total write-offs represented 2% of year-to-date net sales. Write-offs of accounts receivable for the fiscal years ending April 30, 1996 through April 30, 1999 have averaged 1.6% of net sales. Other selling, general and administrative expenses increased by $321,415 or 20.7%. The increase was a result of increases in trade shows, advertising, travel, product samples, postage, telephone, outside services, depreciation of office equipment, amortization of goodwill, and increases in the number of employees and employee wages. These increases were offset by decreases in sales promotion, and insurance costs. Total selling, general and administrative expenses, as a percentage of net sales, increased to 20.1% compared to 19.8% for the nine months ended January 31, 2000 and 1999, respectively.

Interest expense for the nine months ended January 31, 2000 increased by $19,376 compared to the nine months ended January 31, 1999. The increase reflects an increase in the average principal amount of outstanding notes payable primarily associated with the acquisition of Oscars.

The Company reported interest income of $51,978 for the current nine month period compared to $28,697 for the same period last year. The increase in interest income is associated with higher levels of invested cash for the current period.

The Company also reported total net other expense of $1,142 for the nine months ended January 31, 2000 compared to total net other income of $58,413 for the nine months ended January 31, 1999. The primary reasons for this $59,555 change were a $50,632 rebate from the Ohio Bureau of Workers Compensation and a $13,500 settlement from a defamation claim made by the Company against a competitor, each received during the nine months ended January 31, 1999.

Income before income tax expense increased to $1,041,738 for the nine months ended January 31, 2000 from $655,286 for the nine months ended January 31, 1999.

The Company recorded income tax expense of $411,623 for the nine months ended January 31, 2000. For the nine months ended January 31, 1999, the Company recorded income tax expense of $265,43.

As a result of the foregoing, the Company reported net income of $630,115, or $0.19 per basic weighted average number of Common Shares outstanding, for the nine months ended January 31, 2000 compared to net income of $389,793 or $0.12 per basic weighted average number of Common Shares outstanding for the nine months ended January 31, 1999. The basic weighted average number of Common Shares outstanding increased to 3,285,865 for the current nine-month period compared to 3,285,626 for the comparable nine-month period last year. The increase reflects Common Shares issued upon the exercise of warrants during the fiscal year ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital and working capital ratio as of January 31, 2000 and January 31, 1999 were $2,967,580 and 2.75 to 1 and $2,875,122 and 3.99 to 1, respectively. The increase in working capital for January 31, 2000 compared to January 31, 1999 was primarily a result of a $264,864 increase in the Company's cash and cash equivalents, a $514,323 increase in the Company's accounts receivable, a $25,593 increase in prepaid expenses and a $33,443 increase in the Company's inventory, offset by a $330,014 increase in accounts payable, a $194,250 increase in the Company's accrued expenses, a $210,223 increase in debt related current liabilities and a $11,268 decrease in deferred income taxes. The increase in accounts receivable was a result of strong sales in January 2000 compared to January 1999. The increase in prepaid expenses is primarily a result of prepaid rent and city income tax deposits. The increase in inventory was the net result of increases associated with the acquisition of Oscars inventory offsetting decreases that were a result of management efforts and improved controls associated with new computer software implemented by July, 1999. The increase in accounts payable is a result of the Company's strong sales in January 2000 and the related purchases of raw materials. The increase in accrued expenses primarily reflects an increase in accrued state income taxes. The increase in debt related current liabilities is the result of debt and other long term liabilities associated with the acquisition of Oscars.

The Company's operating activities, for the nine months ended January 31, 2000, provided net cash of $1,111,627. The Company used $921,232 to acquire Oscars, $311,787 to acquire equipment and trademarks, and also increased its investment in life insurance policies by $36,215. The Company also used $173,132 to make principal payments on a mortgage note payable and on capital leases, and used $7,143 for a long term lease deposit on the Company's Kent, Washington manufacturing facility. The Company borrowed $800,000 to acquire Oscars and Oscars increased its line of credit by $51,323. Consequently, during this period, cash and cash equivalents increased by $498,728 after a $14,829 decrease in cash as the result of the effect of exchange rate changes. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

As of March 13, 2000, $200,000 of the Company's $400,000 line of credit with First Knox National Bank has been pledged via a standby letter of credit as a guarantee to Canadian Imperial Bank of Commerce ("CIBC") on Oscars $286,432 CDN overall credit limit with CIBC.

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

The Company, as of March 13, 2000, had incurred costs of $223,000 to complete its Year 2000 compliance work. The Company did not incur any Year 2000 related problems in its computer systems nor did the Company incur any disruptions from its suppliers.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit #27 - Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   March 15, 2000                        STEARNS & LEHMAN, INC.
                                                    (Registrant)


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