Form 10KSB
period 2000-04-30
STEARNS & LEHMAN INC
filed 2000-07-27
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934


        For the fiscal year ended April 30, 2000

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from to
                                       ----------------------------------

                            -----------------------

                           COMMISSION FILE NO. 0-21879

                            -----------------------

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

State issuer's revenues for its most recent fiscal year:  $15,880,672

State the aggregate market value of the voting common stock, no par value, held by non-affiliates computed by reference to the average bid and asked price of such stock as of June 30, 2000: $5,271,027

As of June 30, 2000, 3,285,865 shares of common stock, no par value, were outstanding.

Documents incorporated by reference: NONE.

Exhibit Index is located on pages 45 to 47.

Transition Small Business Disclosure Format (check one):  Yes         No   X
                                                              ---         ---

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

The Company is an Ohio corporation headquartered in Mansfield, Ohio. The Company was organized on March 14, 1988 and is engaged in the business of manufacturing and marketing specialty food products, including coffee and espresso flavorings, syrups, oils and toppings, extracts, flavorings, dressings, specialty sugars and frozen beverage products. The Company sells its products throughout the United States and in over 16 foreign countries, including Australia, Canada, China, England, Iceland, Ireland, Israel, Japan, Malaysia, Mexico, New Zealand, Norway and Turkey.

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major multi-national manufacturer and supplier of flavoring syrups for the specialty coffee industry with 78 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Advantica Restaurant Group, Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Borders, Inc., Caribou Coffee Company, Sara Lee's Superior Coffee Division, and Sysco Food Service. The Company does not have any long-term supply agreements with any of these customers except Starbucks, Caribou Coffee Company and Advantica Restaurant Group, Inc. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

HISTORY OF OPERATIONS

In 1988, the Company commenced production of a single consumer product line, Grandma's Choice flavorings and extracts for baking and cooking. The Company initially employed two persons and leased 1,200 square feet of space in Mansfield, Ohio. In early fiscal 1993, the Company introduced its DOLCE(R) product line of flavoring syrups, which originally consisted of over 30 sweetened liquid flavorings offered in three different sizes. The Company also started manufacturing flavoring syrups under private labels for various national accounts, including several large North American based food companies. Flavoring syrups are used to flavor coffee, iced tea, espressos, cappuccinos, ice cream and specialty drinks. In April 1994, the Company acquired by merger Select Origins, Inc., a New York corporation which was also engaged in the manufacture and marketing of specialty food products.

On September 1, 1994, the Company entered into a written private label supply agreement with Starbucks to develop and manufacture certain flavored coffee syrups. On September 1, 1997 and again on September 1, 1999, the Company and Starbucks renewed such agreement. This agreement is an exclusive supplier agreement with Starbucks to supply defined flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. In order to meet the increased production and warehousing requirements, in March 1995, the Company leased manufacturing and warehouse space near Seattle, Washington.

In light of the success of the DOLCE(R) product line and the associated private label products, in late 1995, the Company began to expand the FLAVOR-MATE(R) product line to include syrups, sugars and toppings. In February 1996, the Company introduced a line of sugar free flavored syrup products under the DOLCE(R) brand name and under certain private label brands as well. On December 4, 1997, the Company acquired the inventory, equipment, customers, product formulas, trademarks and other intangible assets of Ricter Enterprises, LTD. ("Ricter"), the manufacturer of the SENZA ZUCCHERO and SENZA RIVALE(TM) brands of flavoring syrups. On January 16, 1998, the Company acquired the SAN MARINO Flavored Syrup product line. In October 1998, the Company started shipping the premium DiNATURA(TM) Flavored Syrup product line. In April 1999, the Company introduced a broad line of frozen beverage products under the PALM BAY CLUB(TM) product name.

On August 17, 1999, the Company established 19035 Yukon Inc., a wholly owned Canadian subsidiary, for the purpose of acquiring Oscar Skollsberg's Food Technique Limited ("Oscars"), a Canadian corporation located in British Columbia. Oscars is reportedly the largest manufacturer of flavoring syrups for the specialty coffee industry in Canada. On October 1, 1999, using capital contributed by the Company and bank borrowings, 19035 Yukon Inc. acquired Oscars. With the acquisition, the Company became a multi-national manufacturer. On November 8, 1999, Oscars was amalgamated with 19035 Yukon Inc, ultimately completing the acquisition process. Upon amalgamation, the surviving corporation assumed the Oscars name.

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

PRINCIPAL PRODUCTS AND THEIR MARKETS

Flavoring syrups are sold via five branded product lines. The DOLCE(R) brand product line consists of 38 flavors, all certified Kosher by the Orthodox Union(R), in four sizes. The DOLCE(R) brand also consists of eight sugar free flavors. The DOLCE(R) brand is distributed to the specialty coffee and the food service industries. The OSCAR's(R) brand product line consists of 40 premium flavors and nine sugar free flavors in three sizes for distribution through food brokers to the specialty coffee industry. The DiNATURA(TM) premium natural flavored brand consists of 27 flavors in two sizes for distribution to the specialty coffee and the food service industries. The SENZA RIVALE(TM) brand consists of 35 flavors and the SENZA ZUCCHERO brand consists of 14 sugar free flavors. The SENZA brands are distributed through supermarkets, specialty food stores and the food service industry. With the acquisition of the SENZA brand, the FLAVOR-MATE(R) brand of syrups has been discontinued and the SAN MARINO FLAVORED SYRUPS brands have been converted to a private label brand for certain customers. The Company also manufactures private label flavoring syrups for distribution direct to the private label customer. The primary use of flavoring syrups are to flavor beverages including coffee, tea, and espresso-based drinks.

The frozen beverage products are used in granita machines and blenders to create frozen drinks. The PALM BAY CLUB(TM) product line currently consists of Jammin' Juicers(TM), a 10% real fruit juice ice drink product; Real Fruit Smoothies, a real fruit frozen drink product; Island Chillers(TM), a flavored ice drink product; Chai Latte, a spiced tea based product; and a cappuccino based iced drink product. The PALM BAY CLUB(TM) brand products are distributed to the specialty food and the food service industries. In addition, the Company manufacturers these products for direct distribution to private label customers.

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

The Company currently produces Cod Liver Oil, and Cherry Cod Liver Oil for GNC(R) (General Nutrition Center). Both of these products are distributed through the GNC(R) distribution network for sale in GNC(R) retail stores. These products are directed to the health and natural food markets. The Company also bottles a Rice Bran Oil for distribution to supermarkets and specialty food stores and the food service industry. Rice Bran Oil is used as an alternative cooking and baking oil.

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

STATUS OF NEW PRODUCTS

The Company introduced the PALM BAY CLUB(TM) product line, in both a branded and private label form, in April 1999. Prior to and since the introduction, the Company has increased the number of field sales managers and increased marketing expenditures to promote and sell this product line. The Company realized first year sales of this product line of over $884,000 and anticipates additional marketing expenditures in advertising, product literature, promotion material and trade shows to further stimulate growth.

In February 2000, the Company, through its Oscars subsidiary, introduced three new liquid concentrate products. The products are Chai, Iced Cappuccino, and Iced Mocha. These products are aimed to provide the specialty coffee retailers alternative products for sale to their customers. As with most product introductions, the Company anticipates additional marketing expenditures.

PATENTS, TRADEMARKS AND LICENSES

The Company has obtained federal trademark protection for its DOLCE(R), FLAVOR-MATE(R), SENZA RIVALE(R) and OSCAR's(R) products. The Company has also obtained federal trademark protection for SELECT ORIGINS(R), THE COOKING EXPERIENCE(R), SOPHISTICATED NIBBLES(R), STEARNS & LEHMAN(R), and LIMITED HARVEST(R). The Company is in the process of obtaining federal trademark protection for its DiNATURA(TM) and the PALM BAY CLUB(TM) trademarks. The Company keeps all of its proprietary information confidential and takes steps to insure that the results of its development activities (i) are not disclosed and
(ii) remain protected under common law, including requiring certain of the Company's key employees to execute written agreements regarding trade secrets and certain restrictive covenants. There can be no assurances that technology and other information acquired by the Company pursuant to its development activities will constitute trade secrets under applicable laws. The Company does not hold any patents.

DISTRIBUTION AND MARKETING

The Company has distribution arrangements with more than 120 distributors in the United States, most of which are members of the National Food Distributors Association. The Company also has distributors in Australia, Canada, England, Israel, Japan, Mexico, New Zealand , and 11 other countries. All sales to foreign and domestic distributors are conducted in U.S. currency. The majority of the distributors distribute directly to retailers, such as supermarket chains and specialty food stores. Utilizing a distributor enables the retailer to maximize efficient use of time and profit by shifting responsibility to the distributor for stocking shelves, pricing product, rotating stock, providing shelf tags and maintaining inventory. The distributor also coordinates in-store product demonstrations and removes damaged or unsalable products. The Company does not have any written supply agreements with its distributors. The Company periodically issues product price lists to all current distributors. The price list indicates the product price, payment terms of net 30 days with approved credit and freight terms of F.O.B. Mansfield, Ohio or F.O.B. Kent, Washington. Any modification of price, payment terms or freight billing from the price list is made verbally between the distributor and the Company.

The Company utilizes several types of distributors in the United States, such as grocery distributors for supermarkets, specialty food distributors for supermarkets and specialty retailers, coffee distributors for coffee stores and retailers, and food service distributors for restaurants, to achieve penetration into the various market segments. The Company sells its products directly to such distributors for distribution to end customers. The utilization of a distribution network benefits the Company's ultimate customers of its products by providing a product marketing and servicing conduit between the Company and end user. The distributor introduces and sells the product to retailers, delivers the product, provides store schematics for maximizing product sales and exposure, and monitors market activity. Use of specialty food distributors lends a "service-oriented" aspect to the primary manufacturing business of the Company.

The Company's Canadian operation (Oscars) utilizes a brokerage system to market its products. In this brokerage system, a broker handles several functions including in-store demonstrations, maintaining shelves and customer support along with soliciting new business. Unlike the distributor system, a broker normally does not maintain any inventory of product. Consequently, sales are either direct to end customers or to a distributor that the broker employs. Oscars has written agreements with its brokers. Oscars periodically publishes product price lists for use by its brokers and end customers. The price list indicates the product price and payment terms, of net 30 days with approved credit, and may either be based on freight terms of F.O.B. Destination or F.O.B. Delta, British Columbia, Canada. Sales shipped to the United States are in U.S. dollars where all Canadian sales are in Canadian dollars.

Both the Company's United States and Canadian operations have direct marketing and distribution arrangements with its private label customers. The Company does not utilize any other distribution network to service those customers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's principal products consist primarily of liquid sucrose, dry sugar or fructose, along with flavors, preservatives, packaging and water. The Company has its own water filtration system, which is connected to municipal water supplies. The Company currently acquires its liquid sucrose, dry sugar and fructose from The Amalgamated Sugar Company, Rogers Sugar Ltd. and Total Foods Corp., respectively. Liquid sucrose, dry sugar and fructose are readily available from several large refiners. Flavors are currently obtained from a large number of specialty flavor companies or manufactured at one of the Company's facilities. Each flavor that is purchased, is obtained from a sole source supplier and a change in the availability of a flavor or supplier could result in a delay in production and a change in the flavor profile of the end product. Packaging consists primarily of corrugated boxes, bottles and labels. The Company owns the tooling for boxes and labels and can obtain these materials from a large number of vendors. The primary bottle can be obtained from two vendors, Plaxicon and Plastipak. Most other bottles, containers and preservatives used by the Company are readily available from a number of sources.

COMPETITION

The specialty food products market is highly competitive and competition is likely to increase over time. Several companies are engaged in business similar to or competitive with the business of the Company, and more may be entering the field. As a consequence, there is no assurance that the Company will be able to successfully compete in the marketplace. Some of the competitors, such as R. Torre of San Francisco and DaVinci of Seattle, are older, more established companies whose products were introduced into the market prior to the Company's introduction of flavoring syrups to the United States espresso industry. As all of the known competitors to the Company are closely-held private companies that do not divulge financial information to the public, it is impossible to estimate their competitive ability.

The Company attempts to distinguish its position in the market place by delivering high quality products in innovative packaging and at a competitive price. The Company places a strong emphasis on establishing quality assurance standards and procedures that meet the same high standards established by the leaders in the entire food industry.

The Company has the industry experience to create value added product marketing programs for its customers in addition to meeting the customer's specific packaging and product needs. By having manufacturing facilities in both the eastern and western United States and in Canada, the Company is unique in the flavoring syrup industry and is better equipped to meet customer service requirements. The Company also believes it is a leader in the flavoring syrup industry in using new materials and methods in packaging its products. Finally, the Company believes that through overall sales volume and production capacity, it can offer its products at highly competitive prices.

DEPENDENCE ON MAJOR CUSTOMERS

For the fiscal years ended April 30, 2000 and 1999, Starbucks represented 49% and 43% of the Company's total sales, respectively. In addition, for the fiscal years ended April 30, 2000 and 1999, Starbucks represented 83% and 74% of the sales from the Company's Kent, Washington facility, respectively. The Company's eight major customers, including Starbucks, represented approximately 70% and 71% of the Company's total sales, respectively, for the fiscal years ended April 30, 2000 and 1999. However, other than Starbucks, no other customer exceeded 8% of the Company's total sales in fiscal year 2000 or 1999.

If the Company lost the Starbucks' business, the current estimated reduction in net income before taxes would be significant. The loss in revenue would be offset by a reduction in overhead. The majority of the reduction in overhead would result from the expected closure of the Washington facility. The Company would move its West Coast manufacturing into its Canadian facility. The potential impact of this closure would be minimal since approximately 6% of the Company's non-Starbucks business is serviced from this facility.

The Company has a written supply agreement through August 31, 2001 with Starbucks. This exclusive supplier agreement details the manufacturing of flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. The price of the syrups are defined within the agreement, along with a mechanism for price increases associated with increased production costs. Payment for products are required to be made within 30 days upon receipt of invoice. Both the Company and Starbucks can cancel this agreement with 60 days written notice, with respect to price disagreements, and Starbucks can cancel this agreement with 90 days written notice if the Company does not match a lower price from a competitor.

OPERATIONS AND MANAGEMENT/EMPLOYEES

As of June 30, 2000, the Company employed 78 people, all of whom are full-time employees and are not unionized. The Company's management is unaware of any efforts by its employees to unionize.

The Company adopted the 1994 Stock Option Plan (the "Plan") to help attract and retain employees at the Company's annual meeting of shareholders held on March 31, 1994. As of April 30, 2000, the Company has issued 17,000 options under this Plan. The Company is authorized to, and may, issue up to a total of 275,000 of its common shares, no par value, under the Plan.

The Company also maintains a salary deferral plan for its United States operations that is qualified under Section 401(k) of the Internal Revenue Code. The plan, covering all full-time employees, allows participants to contribute certain amounts on a pretax basis and provides for certain matching contributions by the Company as specified in the plan agreement.

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

The United States flavorings industry in general, and the Company in particular, is subject to the regulations set forth in Section 403 of the Food, Drug and Cosmetic Act which specifically establishes the Food and Drug Administration ("FDA") and gives the FDA authority to establish regulations governing food manufacturing and distribution. This industry is governed by other federal agencies only as prescribed by the FDA and such Act. Specifically, the Company is required to comply with regulations set forth by the FDA in Title 21 of the Code of Federal Regulations. A few examples of such regulations are Good Manufacturing Practices (21 CRF110) and Food Labeling (21 CFR100). The Company is also subject to and continues to monitor compliance with the Federal Nutrition Labeling Act of 1990. In addition, the Company has established a volunteer Hazard Analysis Critical Control Points (HACCP) program similar to the FDA Seafood HACCP regulations.

In Canada, the flavoring industry and the Company are subject to the Canadian Food Inspection Agency, which is responsible for the administration and enforcement of the Food and Drug Act as well as the Consumer Packaging and Labeling Act as defined in Section 2 of the Food and Drug

Regulations. The Company is required to comply with these regulations and is subject to periodic inspections by the Agency. In addition, at the provincial and municipal level, the Company is subject to inspections and the regulations of the Public Health Protection Branch of the Ministry of Health.

The Company believes it is in compliance with applicable government regulations, including environmental regulations, and these regulations are elementary to its normal manufacturing practices. Consequently, the Company incurs minimal additional costs to comply with these regulations.

ITEM 2.      DESCRIPTION OF PROPERTY

EXECUTIVE OFFICE, EASTERN UNITED STATES MANUFACTURING AND WAREHOUSE FACILITY

On August 16, 1997, the Company moved into a 50,000 square foot facility, located at 30 Paragon Parkway in Mansfield, Ohio. This facility serves as the Company's executive offices and the Eastern United States manufacturing and warehouse facility. In addition to this facility, the Company owns a 12,600 square foot building at 64 Surrey Road in Mansfield, Ohio. This building is used for additional warehouse and storage space. The Company owns the Surrey Road building clear of debt and has a $608,991 mortgage note payable on the Paragon Parkway facility.

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

CANADIAN MANUFACTURING, OFFICE AND WAREHOUSE FACILITY

In January 2000, the Company moved Oscars to a 18,625 square foot office, manufacturing and warehousing facility in Delta, British Columbia, Canada outside of Vancouver. This facility is comprised of 8,030 square feet of warehouse space, 7,970 square feet of manufacturing space and 2,625 square feet of office space. The lease on this facility is for seven years starting December 1, 1999. The base rent averages $9,700 CDN per month for the five-year period. In addition to base rent, the Company is responsible for real estate taxes, insurance and operating fees.

EQUIPMENT AND ADEQUACY OF FACILITIES

The Company owns substantially all of the equipment at its executive offices and manufacturing and warehouse facilities. This includes eight automated production lines. Five of these lines are located in Mansfield, Ohio, two lines are located at the Kent, Washington facility and one line is located at the Delta, British Columbia facility. All the facilities have space for additional automated production lines.

The Company believes that its facilities are adequate for its current and anticipated needs and are adequately covered by insurance.

NOTES PAYABLE

The Company has a balance of $608,991, as of April 30, 2000, on a mortgage note payable to First Knox National Bank ("First Knox") collateralized by the real estate located at 30 Paragon Parkway Road in Mansfield, Ohio and by substantially all the assets of the Company. The mortgage note is payable in monthly installments of $9,071, including variable interest at a rate of 7.81%. Final payment will be due on October 1, 2007. The interest rate cannot change more than once every five years and is based upon 3.25% over the weekly average yield on U.S. Treasury securities.

On September 28, 1999, the Company, via its Canadian subsidiary, borrowed $800,000 on a note payable from First Knox payable in one principal payment due on October 1, 2004, plus interest at a rate of prime adjusted not more than once per year. The interest rate on this note as of April 30, 2000 was 8.25%. The balance on this note as of April 30, 2000 was $733,335.

Pursuant to the terms of both notes, all tangible property must be fully insured. The financial covenants and ratios imposed by First Knox with respect to both notes are as follows:

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

On December 4, 1997, the Company borrowed $120,000 from Ricter in connection with the Company's acquisition of Ricter's inventory, equipment, customers, product formulas, trademarks and other intangible assets. The note from Ricter is payable in eighteen monthly principal payments commencing July 1, 1999. Interest on the note is payable monthly from December 4, 1997 at a rate of 8.25%. As of April 30, 2000, the balance on this note was $48,433.

The Company's Canadian subsidiary has a demand note payable with Canadian Imperial Bank of Commerce ("CIBC"). This note is collateralized by the accounts receivable, inventory, and equipment of Oscars and a Standby Letter of Credit issued against the Company's $400,000 Line of Credit with First Knox. This note is payable in monthly installments of $2,750 CDN including interest at a rate of the Canadian prime plus 0.25%. As of April 30, 2000, the interest rate was 7% and the balance of this note was $57,643 US. This note requires Oscars to maintain a ratio of current assets to current liabilities of not less than 1:1, a minimum shareholders' equity of not less than $300,000 CDN, and places limits on capital expenditures, dividends and withdrawals without prior consent of CIBC.

ITEM 3.      LEGAL PROCEEDINGS

Except for litigation which may arise in connection with any of the foregoing matters, the Company is not engaged in any material litigation other than litigation arising in the ordinary course of business, none of which the Company believes would have a materially adverse effect on the Company or its business in the event of an unfavorable outcome.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.


             [The remainder of this page intentionally left blank.]

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

MARKET INFORMATION

Prior to January 1995, the common shares, no par value, of the Company ("Common Stock") were traded only by a single market maker and did not have an NASD inter-dealer transaction price. From that date until December 17, 1996, the Common Stock was traded in the over-the-counter market. Since December 17, 1996, the Common Stock has been traded on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market(SM) under the symbol "SLHN." As of June 30, 2000, the Company had seven listed market makers. The following table sets forth the high and low closing prices of the Common Stock as reported by The Nasdaq Stock Market(sm):

Quarter Ended April 30, 2000                     High $3.250  Low $2.063

Quarter Ended January 31, 2000                   High $2.375  Low $1.25

Quarter Ended October 31, 1999                   High $2.344  Low $1.25

Quarter Ended July 31, 1999                      High $3.00   Low $1.313

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

Quarter Ended October 31, 1997                   High $6.375  Low $5.00

Quarter Ended July 31, 1997                      High $6.625  Low $4.75

Quarter Ended April 30, 1997                     High $7.50   Low $6.00

Period of December 17, 1996                      High $7.25   Low $6.00
    thru January 31, 1997

HOLDERS

At June 30, 2000, the approximate number of holders of record of shares of Common Stock was 758.

DIVIDENDS

The Company has not paid any cash dividends during the two fiscal years ended April 30, 2000 and 1999 and has no present intention of paying dividends. The Company cannot, without written prior consent of First Knox, pay any dividends on the Common Stock.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, development activity and possible construction process risks, availability of financing for development, government regulations, competition, and issues related to managing rapid growth and business expansion.

PLAN OF OPERATION

The sales of flavored syrup to the specialty coffee industry will continue to be the primary focus of the Company's business plans for the fiscal year ending April 30, 2001. This focus includes a significant push into the international markets and greatly enhancing the Company's marketing channels. The Company also plans to continue its efforts to increase product diversity. This includes further development of the specialty frozen beverage line along with developing other new product lines. Coinciding with the plans for increased diversity and strengthened syrup sales, the Company will continue its search for strategic acquisitions to enhance market position and provide for revenue growth. Finally, the Company is dedicated to constantly increasing manufacturing efficiencies.

The Company's plans to intensify its international efforts are in response to the rapid expansion of various United States based specialty coffee retailers into the international market place and the rapid growth of United States style specialty coffee shops in various countries. The Company feels that with the emergence of its in-house product development team, the Company can tailor its products and packaging to meet the specific requirements of an international region or a specific country. The Company feels that it has a competitive advantage in the international market place due to its experience in producing and delivering a broad range of products to its private label customers. For the year ending April 30, 2001, the Company plans to increase its international trade show presence, improve its international distribution channels, and increase the frequency and length of its international sales excursions.

The Company also plans a major initiative to improve its marketing channels on all fronts. Recently, the Company hired several experienced marketing professionals including an individual with extensive specialty coffee industry experience. The team that the Company is assembling will enable the Company to invigorate its marketing efforts. The first results of these efforts was the recently introduced trade show program which featured innovative new product demonstrations tailored to a new trade show booth. The marketing team is also working on new methods to introduce its products to new customers and ways to disseminate Company and product information.

In addition, the Company plans to continue its efforts to diversify the range of products for its distributors to handle. The Company's management recognizes that a wider range of products will enhance the Company's distributors' sales efforts and enable them to be a more valuable supplier to their customers. The Company also has long recognized the need to diversify from its concentration in sales to the specialty coffee industry. The Company's experienced research and development team, utilizing a modern research lab at its Mansfield facility, continues to work on a broad number of new product initiatives. These initiatives range from specific private label customer requests to enhancements to the frozen beverage line of products, which began shipping in late April 1999. The efforts on the frozen beverage product line are believed to be especially beneficial as the Company understands that this market will yield rapid growth, with the total market size several times larger than the specialty coffee market. The Company's first year results for this product line were promising. During the second year, with the experience and knowledge obtained, the Company plans to fine tune its marketing effort and expand the base of products offered. The plans call for the Company's expanded sales team to continue to aggressively pursue the frozen beverage market in both domestic and international markets, in conjunction with increased advertising and marketing expenditures.

The Company has made the goal of increasing customer satisfaction along with lowering production costs a constant element of it operational plans. To increase customer satisfaction, the Company plans to continue to develop additional customer support programs in order to meet marketplace demands. The current emphasis of these programs are to provide in-house services that dramatically reduce product development time on customer requests. In its efforts to lower production costs, the Company, in late April 1999, acquired new production equipment for its Mansfield, Ohio facility. This production equipment greatly enhanced production efficiency. As a result of the experience at the Mansfield facility, along with increased production demands at the Kent, Washington facility, the Company plans on adding similar equipment at the Kent facility. This equipment, which has proven to provide an immediate cost benefit, provides for a phased growth path to much higher production speeds. The Company, besides adding the first phase of this equipment in Kent, also plans to initiate the next phase of this growth path at the Mansfield facility.

The Company's plans also include the continued search for acquisition candidates. The appropriate candidates will either complement the Company's marketing efforts or enhance market position in addition to providing revenue growth. Specifically, an acquisition could provide new distribution channels, new technological capability, add volume to the Company's existing product lines or compliment the Company's existing product lines.

SELECTED SUMMARY FINANCIAL INFORMATION


                               Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year
                                 April 30,    April 30,      April 30,     April 30,     April 30,
                                    2000         1999           1998        1997            1996
BALANCE SHEET:
   CURRENT ASSETS               $ 5,379,080   $ 3,457,644   $ 3,556,309   $ 2,956,601   $ 1,889,929
   TOTAL ASSETS                 $10,608,902   $ 7,438,221   $ 7,514,201   $ 5,780,362   $ 3,973,037
   CURRENT LIABILITIES          $ 1,975,932   $   865,692   $ 1,156,514   $ 1,050,774   $ 1,417,743
   LONG TERM DEBT,
       NET OF CURRENT PORTION   $ 1,555,040   $   664,203   $   802,353   $     2,256   $   144,500
   TOTAL LIABILITIES            $ 3,724,257   $ 1,633,032   $ 2,010,146   $ 1,053,030   $ 1,562,243
   SHAREHOLDERS' EQUITY         $ 6,884,645   $ 5,805,189   $ 5,504,055   $ 4,727,332   $ 2,410,794
STATEMENTS OF OPERATIONS:
   TOTAL SALES                  $15,880,672   $10,206,832   $ 9,242,530   $ 7,381,105   $ 5,514,753
   COST OF GOODS SOLD           $10,853,682   $ 7,630,669   $ 6,613,046   $ 5,432,588   $ 4,343,803
   SELLING, GENERAL AND
       ADMINISTRATIVE

       EXPENSES                 $ 3,180,460   $ 2,108,038   $ 1,758,667   $ 1,588,865   $ 1,774,118
   NET INCOME (LOSS)            $ 1,081,238   $   261,534   $   659,716   $   402,272   $  (732,915)
   BASIC AND DILUTED
       EARNINGS (LOSS)
       PER SHARE                $      0.33   $      0.08   $      0.20   $      0.13   $     (0.26)


QUARTERLY INFORMATION FOR THE      4(TH) QUARTER 3(RD) QUARTER 2(ND) QUARTER  1(ST) QUARTER
YEAR ENDED APRIL 30, 2000
BALANCE SHEET:

   CURRENT ASSETS                   $ 5,379,080   $ 4,662,497   $ 4,942,970   $ 3,662,587
   TOTAL ASSETS                     $10,608,902   $ 9,943,266   $10,072,211   $ 7,598,596
   CURRENT LIABILITIES              $ 1,975,932   $ 1,694,917   $ 1,892,134   $   939,751
   LONG TERM DEBT, NET OF CURRENT
     PORTION                        $ 1,555,040   $ 1,634,669   $ 1,715,048   $   621,832
   TOTAL LIABILITIES                $ 3,724,257   $ 3,519,754   $ 3,753,682   $ 1,681,052
   SHAREHOLDERS' EQUITY             $ 6,884,645   $ 6,423,512   $ 6,318,529   $ 5,917,544
STATEMENTS OF OPERATIONS:
   TOTAL SALES                      $ 4,568,561   $ 3,961,107   $ 4,278,000   $ 3,073,004
   COST OF GOODS SOLD               $ 2,882,054   $ 2,766,903   $ 2,978,782   $ 2,225,943
   SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES        $   910,992   $   961,439   $   656,242   $   651,787
   NET INCOME                       $   451,123   $   116,830   $   400,930   $   112,355
   BASIC AND DILUTED EARNINGS
     PER SHARE                      $      0.14   $      0.04   $      0.12   $      0.03


QUARTERLY INFORMATION FOR THE     4(TH) QUARTER   3(RD) QUARTER 2(ND) QUARTER 1(ST) QUARTER
YEAR ENDED APRIL 30, 1999
BALANCE SHEET:
   CURRENT ASSETS                   $ 3,457,644    $ 3,835,542   $ 4,505,502   $ 3,475,712
   TOTAL ASSETS                     $ 7,438,221    $ 7,680,435   $ 8,375,647   $ 7,405,074
   CURRENT LIABILITIES              $   865,692    $   960,420   $ 1,758,331   $ 1,033,687
   LONG TERM DEBT, NET OF CURRENT
      PORTION                       $   664,203    $   701,330   $   734,851   $   766,681
   TOTAL LIABILITIES                $ 1,633,032    $ 1,746,987   $ 2,570,081   $ 1,861,227
   SHAREHOLDERS' EQUITY             $ 5,805,189    $ 5,933,448   $ 5,805,566   $ 5,543,847
STATEMENTS OF OPERATIONS:
   TOTAL SALES                      $ 2,367,885    $ 2,661,301   $ 3,241,046   $ 1,936,600
   COST OF GOODS SOLD               $ 1,976,377    $ 1,961,436   $ 2,243,219   $ 1,449,637
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES          $   552,295    $   468,103   $   561,529   $   526,111
   NET INCOME (LOSS)                $  (128,259)   $   127,882   $   261,719   $       192
   BASIC AND DILUTED EARNINGS
      (LOSS) PER SHARE              $     (0.04)   $      0.04   $      0.08   $      0.00


QUARTERLY INFORMATION FOR THE     4(TH) QUARTER 3(RD) QUARTER  2(ND) QUARTER   1(ST) QUARTER
YEAR ENDED APRIL 30, 1998
BALANCE SHEET:
   CURRENT ASSETS                   $3,556,309    $3,181,291     $2,747,143      $2,555,962
   TOTAL ASSETS                     $7,514,201    $7,220,671     $6,638,931      $6,187,156
   CURRENT LIABILITIES              $1,156,514    $1,123,000     $  952,084      $1,311,423
   LONG TERM DEBT, NET OF CURRENT
      PORTION                       $  802,353    $  840,524     $  694,642      $  110,286
   TOTAL LIABILITIES                $2,010,146    $1,963,524     $1,646,726      $1,421,709
   SHAREHOLDERS' EQUITY             $5,504,055    $5,257,147     $4,992,205      $4,765,447
STATEMENTS OF OPERATIONS:
   TOTAL SALES                      $2,409,321    $2,432,955     $2,491,263      $1,908,991
   COST OF GOODS SOLD               $1,519,009    $1,804,891     $1,848,863      $1,440,283
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES          $  479,484    $  411,369     $  439,664      $  428,150
   NET INCOME                       $  246,908    $  147,935     $  226,758      $   38,115
   BASIC AND DILUTED EARNINGS
   PER SHARE                        $     0.08    $     0.05     $     0.07      $     0.01

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2000 AND 1999

Operations for the year ended April 30, 2000 resulted in record sales and net income for a fiscal year. These record amounts were a result of a strong increase in the sales of flavoring syrups to the specialty coffee industry including a significant increase in sales of private label flavoring syrup to the Company's major customer. Additionally, the year was highlighted by the acquisition of Oscars and the introduction of the specialty frozen beverage products.

Net sales for the year ended April 30, 2000 and 1999 were $15,880,672 and $10,206,832, respectively, which represents a 55.6% increase. For the year ended April 30, 2000, private label syrup sales increased by 51.1%, the Company's branded syrup products sales increased by 59.1%, while the sales of other Company products increased by 93.5%, all as compared to the year ended April 30, 1999. Private label syrup, Company branded syrup, and other Company products represented 71.3%, 19.2% and 9.5% of gross sales, respectively, for the year ended April 30, 2000. The Company's private label sales increased primarily as a result of a 78.4% increase in sales to the Company's largest private label customer. In addition, the Company's third, fourth and fifth largest private label customers increased sales by 36.9%, 26.9% and 34.8%, respectively. The Company's branded syrup products' sales increased primarily as a result of a 23.3% increase in the sales of the DOLCE(R) brand syrups, the closeout sale of the GODIVA(R) brand syrups and $930,783 in additional sales of OSCAR'S(R) brand syrups. In addition, the DiNATURA(C) brand, for which shipments began in October 1998, contributed to the sales increase. The sales of other Company products increased due to the successful introduction of the specialty frozen beverage products. Sales of the specialty frozen beverage products, along with small increases in sales of Sugars & Toppings, Flavoring Extracts, and My Hero(TM) Sub Dressings, were offset by decreases in the remaining product lines in this group.

During the year ended April 30, 2000, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the previous year. The costs associated with improved manufacturing efficiency were partially offset by higher freight-out and building lease costs. Consequently, cost of sales, as a percentage of net sales, decreased to 68.3% for the year ended April 30, 2000 compared to 74.8% for last year. Overall, cost of sales increased by $3,223,013, including $519,260 associated with Oscars operations, for the year ended April 30, 2000 compared to the year ended April 30, 1999. This overall increase, other than the Oscars portion and higher costs previously mentioned, was generally a result of higher sales volume.

Total selling, general and administrative expenses increased by 50.9% or $1,072,422 for the year ended April 30, 2000 compared to the year ended April 30, 1999. This increase included $402,315 in additional expenses associated from Oscars operations and a $182,925 write-off of an accounts receivable as a result of Ameriserve Food Distribution Inc. filing a Chapter 11 bankruptcy petition on January 31, 2000. Sales of the Company's products, since that date, were not affected by this bankruptcy, as the private label customer that received Company products from a subsidiary of the bankrupt redirected distribution of the Company's products to that customer through other distributors. This write-off represented 1.15% of total year net sales while total write-offs represented 1.25% of total net sales. Write-offs of accounts receivable for the fiscal year ended April 30, 1999 were 0.5% of net sales. The overall increase, other than that attributed to Oscars and write-
offs, was $487,182 or 23.1%. This increase was a result of increases in trade shows, travel, product samples, promotional material, postage, telephone, legal services, insurance, depreciation of office equipment, amortization of goodwill and other intangibles, and increases in the number of employees and employee wages. These increases were offset by decreases in advertising, public relations, and sales promotional allowances. Total selling, general and administrative expenses, as a percentage of net sales, decreased to 20.0% compared to 20.7% for the years ended April 30, 2000 and 1999, respectively.

Interest expense for the year ended April 30, 2000 increased by $39,132 compared to the year ended April 30, 1999. The increase reflects an increase in the average principal amount of outstanding notes payable primarily associated with the acquisition of Oscars.

The Company reported interest income of $69,948 for the current year compared to $27,392 for the same period last year. The increase in interest income is associated with higher levels of invested cash for the current year and a high rate of return on an insurance policy.

The Company also reported total net other expense of $9,020 for the year ended April 30, 2000 compared to total net other income of $47,798 for the year ended April 30, 1999. The primary reasons for this $56,818 change were a $50,632 rebate from the Ohio Bureau of Workers Compensation and a $13,500 settlement from a defamation claim made by the Company against a competitor, each received during the year ended April 30, 1999.

Income before income tax expense increased to $1,788,106 for the year ended April 30, 2000 from $463,095 for the year ended April 30, 1999.

The Company recorded income tax expense of $706,868 for the year ended April 30, 2000. For the year ended April 30, 1999, the Company recorded income tax expense of $201,561.

As a result of the foregoing, the Company reported a record net income of $1,081,238, or $0.33 per basic and diluted weighted average number of shares of Common Stock outstanding, for the year ended April 30, 2000 compared to net income of $261,534 or $0.08 per basic weighted average number of shares of Common Stock outstanding for the year ended April 30, 1999. The basic and diluted weighted average number of shares of Common Stock outstanding increased to 3,285,865 for the current year compared to 3,285,684 for the prior year. The increase reflects Common Stock issued upon the exercise of warrants during the fiscal year ended April 30, 1999.

Net income for the 4th quarter of the fiscal year ended April 30, 2000 was affected by an increase of approximately $109,000 because of year-end inventory adjusting entries. The amount of the inventory adjustments, pre-tax, was approximately $181,000. The primary purpose of the adjusting entries was to capitalize labor and overhead associated with the production of finished goods inventory still on-hand as of April 30, 2000 and to record the year-end physical inventory adjustment. The Company, for the year ended April 30, 2000, used a standard cost method to estimate cost of sales during the interim periods and an adjustment is recorded at year-end to properly reflect activity based on the results of the physical inventory.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

Net sales for the fiscal years ended April 30, 1999 and 1998 were $10,206,832 and $9,242,530, respectively, which represents a 10.4% increase. For the fiscal year ended April 30, 1999, private label syrup sales increased by 22.9%, the Company's branded syrup products sales increased by 17.7%, while the sales of other Company products decreased by 35.3%, all as compared to the fiscal year ended April 30, 1998. Private label syrup, Company branded syrup, and other Company products represented 73.5%, 18.8% and 7.7% of gross sales, respectively, for the fiscal year ended April 30, 1999. The Company's private label syrup sales increased as a result of significant sales increases to several large private label customers including the Company's largest customer. The Company's branded syrup products' sales increased primarily as a result of sales of the SENZA and SAN MARINO brand product lines that were acquired in the latter part of fiscal 1998 and initial shipments of the new DiNATURA(TM) brand of premium syrups. The increase in the DiNATURA(TM), SENZA and SAN MARINO brands, along with a 2.7% increase in the DOLCE(R) brand syrups was offset by a 28.3% decrease in Flavor-Mate(R) brand syrups. The decrease in Flavor-Mate(R) brand syrups sales was primarily a result of customers transferred to the SENZA brand in an effort to consolidate the number of brands offered by the Company. The sales of other Company products decreased due to lower sales of all product lines in this group, other than dip mixes packaged under the Select Origins(R) brand. The downward trend in the sales of other Company products reflected the sale of the Grandma's Choice flavor extract business in February 1998 and other low profit product lines being eliminated or de-emphasized.

During the fiscal year ended April 30, 1999, the Company experienced higher cost of goods sold, as a percentage of net sales, compared to the same twelve-month period in the previous year. The costs associated with improved manufacturing efficiency were offset by increases in write-offs of obsolete inventory, spoilage and slippage, packaging costs and freight-out costs. Consequently, cost of sales, as a percentage of net sales, increased to 74.8% for the fiscal year ended April 30, 1999 compared to 71.6% for the previous year. Cost of sales increased by $1,017,623 for the fiscal year ended April 30, 1999 compared to the fiscal year ended April 30, 1998.

Selling, general and administrative expenses increased by 19.9% or $349,371 for the fiscal year ended April 30, 1999 compared to the prior fiscal year. This increase resulted from increases in the number of employees, employee wages and benefit programs, advertising, marketing and professional services, depreciation, computer support costs, director fees, the amortization of goodwill and direct selling expenses such as product samples, travel and telephone. These increases were offset by decreases in sales promotion and trade show expense, corporate insurance, supplies and product placement costs. Specifically, the Company increased the sales staff by five employees to support the introduction of the PALM BAY CLUB(TM) frozen beverage product line and to support international sales and other marketing efforts. Increases in the number of employees, employee wages and employee benefit programs totaled $136,555 for the fiscal year ended April 30, 1999 compared to the previous fiscal year. In addition, the introduction of both the DiNATURA(TM) and PALM BAY CLUB(TM) product lines increased advertising and product sample expense by $88,861 or 64.6% for the fiscal year ended April 30, 1999 compared to the fiscal year ended April 30, 1998. Selling, general and administrative expenses, as a percentage of net sales, increased to 20.7% compared to 19.0% for the fiscal years ended April 30, 1999 and 1998, respectively.

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

As a result of the foregoing, the Company reported net income of $261,534, or $0.08 per basic and diluted weighted average number of shares of Common Stock outstanding, for the fiscal year ended April 30, 1999 compared to net income of $659,167, or $0.20 per basic and diluted weighted average number of shares of Common Stock outstanding, for the fiscal year ended April 30, 1998. The basic weighted average number of shares of Common Stock outstanding increased to 3,285,684 for the current twelve-month period compared to 3,246,375 for the comparable twelve-month period last year. The increase reflects Common Stock issued upon the exercise of warrants.

Net income for the 4th quarter of the fiscal year ended April 30, 1999 decreased approximately $99,000 because of year-end inventory adjusting entries. The amount of the inventory adjustments, pre-tax, were approximately $160,000. The primary purpose of the adjusting entries was to capitalize labor and overhead associated with the production of finished goods inventory still on-hand as of April 30, 1999 and to record the year-end physical inventory adjustment. The Company, for the year ended April 30,1999, used a gross margin method to estimate cost of sales during the interim periods and an adjustment is recorded at year-end to properly reflect activity based on the results of the physical inventory.

LIQUIDITY AND CAPITAL RESOURCES

The working capital and working capital ratio as of April 30, 2000 and April 30, 1999 were $3,403,148 and 2.72 to 1 and $2,591,952 and 3.99 to 1, respectively.
The increase in working capital for April 30, 2000 compared to April 30, 1999 was primarily a result of a $727,022 increase in the Company's cash and cash equivalents, a $85,043 decrease in the Company's prepaid expenses, a $289,957 increase in accounts payable, and a $641,374 increase in the Company's accrued taxes and expenses, offset by a $171,211 increase in the Company's inventory, and a $1,077,505 increase in the Company's accounts receivable. The decrease in prepaid expenses and increase in accrued taxes and expenses were a result of estimated income tax payables. The increase in inventory was a result of the Company's acquisition of Oscars. The increases in accounts receivable and accounts payable were a result of stronger sales in April 2000 compared to April 1999 and the acquisition of Oscars.

The Company's operating activities, for the year ended April 30, 2000, provided net cash of $1,547,967. The Company used $420,223 to acquire equipment and other assets and received $499 from the sale of fixed assets. The Company used $921,232 to acquire Oscars. It also increased its investment in life insurance policies by $44,458. The Company used $273,105 to make principal payments on a notes payable and on other long term liabilities, while receiving $800,000 from a note payable to First Knox and $40,217 from additional borrowings under a line of credit with CIBC. Consequently, during this year, cash and cash equivalents increased by $727,022. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

The Company believes that the First Knox line of credit and cash from operating activities will be sufficient to finance operations and planned capital expenditures for the next 12 months. The Company will need to secure additional financing to pursue acquisitions.

On September 28, 1999, the Company renewed its $400,000 line of credit with First Knox. The First Knox line of credit expires on September 28, 2000. As of June and April 30, 2000, there was no outstanding balance under this agreement. Under a Standby Letter of Credit issued to CIBC, $200,000 of the First Knox line of credit was pledged as collateral for a credit agreement with CIBC that includes a demand line of credit of $121,737. As of April 30, 2000, there was a balance of $102,713 under the CIBC line of credit.

The Company, during the fiscal year ending April 30, 2000, experienced some minor inflationary increases in the cost of various raw and packaging materials. During the same period, the Company also received reductions in the cost of other raw materials. Subsequently, the Company did not change the selling price of its products and absorbed any net changes in the cost.

             [The remainder of this page intentionally left blank.]

ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

1.  Consolidated Financial Statements of Stearns & Lehman, Inc.

                                                                                                          Page
Report of Independent Accountants (dated June 23, 2000) ...............................................     22

Consolidated Balance Sheets as of April 30, 2000 and 1999 .............................................     23

Consolidated Statements of Income for the years ended April 30, 2000 and 1999 .........................     25

Consolidated Statements of Shareholders' Equity for the years
     ended April 30, 2000 and 1999 ....................................................................     26

Consolidated Statements of Cash Flows for the years ended April 30, 2000 and 1999 .....................     27

Notes to Consolidated Financial Statements ............................................................     29


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Stearns & Lehman, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Stearns & Lehman, Inc. and its subsidiary at April 30, 2000 and 1999, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers

June 23, 2000


STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------------
                                                                                       2000                1999
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $       1,088,890  $         361,868
   Trade accounts receivable, net of allowance for doubtful
      accounts of $70,000 in 2000 and $40,000 in 1999                                   2,122,020          1,044,515
   Inventory                                                                            1,986,564          1,815,353
   Prepaid expenses and other                                                             109,747            194,790
   Deferred income taxes                                                                   71,859             41,118
                                                                                -----------------  -----------------
            Total current assets                                                        5,379,080          3,457,644
                                                                                -----------------  -----------------

Property and equipment:
   Land                                                                                    73,928             73,928
   Buildings                                                                            1,829,823          1,829,823
   Building improvements                                                                   93,934             91,809
   Leasehold improvements                                                                 178,540              9,433
   Machinery and equipment                                                              2,181,742          1,991,730
   Office equipment                                                                       476,151            388,754
   Tooling                                                                                135,425            131,089
   Vehicles                                                                                40,401             40,401
                                                                                -----------------  -----------------
                                                                                        5,009,944          4,556,967
         Less accumulated depreciation                                                  1,365,811          1,169,800
                                                                                -----------------  -----------------
            Net property and equipment                                                  3,644,133          3,387,167
                                                                                -----------------  -----------------

Goodwill and other intangibles, net                                                     1,461,660            523,826
Cash surrender value of life insurance                                                     95,547             51,089
Trademarks and patents, net                                                                12,102              3,167
Other assets                                                                               16,380             15,328
                                                                                -----------------  -----------------

            Total assets                                                        $      10,608,902  $       7,438,221
                                                                                =================  =================


CONTINUED



STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                        2000                 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $         829,625    $      539,668
   Accrued taxes                                                                          667,758            80,516
   Accrued expenses                                                                       161,194           107,062
   Lines of credit                                                                        102,713                 -
   Current portion of notes payable                                                       129,757           138,446
   Current portion of other long term liabilities                                          84,885                 -
                                                                                -----------------  ----------------
            Total current liabilities                                                   1,975,932           865,692
                                                                                -----------------  ----------------

Long-term liabilities:
   Notes payable, net of current portion                                                1,318,645           664,203
   Other long term liabilities, net of current portion                                    236,395                 -
   Deferred income taxes                                                                  193,285           103,137
                                                                                -----------------  ----------------
            Total long-term liabilities                                                 1,748,325           767,340
                                                                                -----------------  ----------------

            Total liabilities                                                           3,724,257         1,633,032
                                                                                -----------------  ----------------

Commitments and contingencies

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized,
      3,289,165 issued and 3,285,865 outstanding
      as of April 30, 2000 and 1999, respectively                                           3,629             3,629
   Additional paid-in capital                                                           5,248,461         5,248,461
   Retained earnings                                                                    1,647,537           566,299
   Accumulated other comprehensive loss                                                   (1,782)                 -
                                                                                -----------------  ----------------
                                                                                        6,897,845         5,818,389
         Less treasury stock at cost; 3,300 shares                                         13,200            13,200
                                                                                -----------------  ----------------
            Total shareholders' equity                                                  6,884,645         5,805,189
                                                                                -----------------  ----------------

            Total liabilities and shareholders' equity                          $      10,608,902    $    7,438,221
                                                                                =================  ================



        The accompanying notes are an integral part of these consolidated financial statements.



STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------

                                                                                        2000                 1999

Sales                                                                           $      15,880,672    $      10,206,832
Cost of sales                                                                          10,853,682            7,630,669
                                                                                -----------------    -----------------
            Gross profit                                                                5,026,990            2,576,163

Selling, general and administrative expenses                                            3,180,460            2,108,038
                                                                                -----------------    -----------------

Income from operations                                                                  1,846,530              468,125
                                                                                -----------------    -----------------

Other income (expense), net:

   Interest expense                                                                      (119,352)             (80,220)
   Interest income                                                                         69,948               27,392
   Other, net                                                                              (9,020)              47,798
                                                                                -----------------    -----------------

Income before income tax expense                                                        1,788,106              463,095
                                                                                -----------------    -----------------

   Income tax expense (benefit):
      Current                                                                             709,288              152,356
      Deferred                                                                             (2,420)              49,205
                                                                                -----------------    -----------------
            Total income tax expense                                                      706,868              201,561
                                                                                -----------------    -----------------

            Net income                                                          $       1,081,238    $         261,534
                                                                                =================    =================

            Earnings per share - Basic                                          $             .33    $             .08
                                                                                =================    =================

            Earnings per share - Diluted                                        $             .33    $             .08
                                                                                =================    =================

Basic weighted-average common shares outstanding                                        3,285,865            3,285,684
                                                                                =================    =================

Diluted weighted-average common shares outstanding                                      3,285,865            3,287,964
                                                                                =================    =================


        The accompanying notes are an integral part of these consolidated financial statements.


STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2000 AND 1999

----------------------------------------------------------------------------------------------------------------------------------

                              NUMBER                                                  ACCUMULATED
                                OF                       ADDITIONAL                       OTHER                      TOTAL SHARE-
                              COMMON       COMMON         PAID-IN        RETAINED     COMPREHENSIVE     TREASURY       HOLDERS'
                              SHARES       SHARES         CAPITAL        EARNINGS           LOSS         SHARES         EQUITY
                            ----------   -----------   -------------   -------------   -------------   -----------   -------------

Balance at April 30, 1998    3,272,665   $     3,614   $   5,208,876   $     304,765   $           -   $  (13,200)   $   5,504,055

   Net income                                      -               -         261,534               -             -         261,534

   Exercise of warrants         13,200            15          39,585               -               -             -          39,600
                            ----------   -----------   -------------   -------------   -------------   -----------   -------------

Balance at April 30, 1999    3,285,865         3,629       5,248,461         566,299               -      (13,200)       5,805,189

   Net income                                      -               -       1,081,238               -             -       1,081,238

   Cumulative translation

      Adjustment                                   -               -               -         (1,782)             -          (1,782)

   Comprehensive income                                                                                                  1,079,456

                            ----------   -----------   -------------   -------------   -------------   -----------   -------------

Balances at April 30, 2000   3,285,865   $     3,629   $   5,248,461   $   1,647,537   $     (1,782)   $  (13,200)   $   6,884,645
                            ==========   ===========   =============   =============   =============   ===========   =============



        The accompanying notes are an integral part of these consolidated financial statements.



STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                        2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $       1,081,238    $         261,534
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                                    224,166               31,169
      Depreciation and amortization                                                       509,172              381,401
      Loss on the disposal of fixed assets                                                  4,689               12,214
      Deferred income taxes                                                                (2,420)              49,205
Changes in assets and liabilities:
      Trade accounts receivable                                                        (1,174,130)             231,549
      Inventory                                                                           (48,695)              52,989
      Prepaid expenses and other                                                           93,175             (124,860)
      Accounts payable                                                                    234,784             (228,425)
      Accrued taxes                                                                       586,559              (49,919)
      Accrued expenses                                                                     39,429               (2,979)
                                                                                -----------------    -----------------
            Net cash provided by operating activities                                   1,547,967              613,878
                                                                                -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (412,840)            (407,787)
   Proceeds from sale of property and equipment                                               499                  500
   Cash surrender value of life insurance, net                                            (44,458)              (9,013)
   Acquisition of business                                                               (921,232)                   -
   Purchase of other assets                                                                (7,383)                   -
                                                                                -----------------    -----------------
            Net cash used in investing activities                                      (1,385,414)            (416,300)
                                                                                -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under notes payable                                                         800,000                    -
   Net borrowings under line of credit                                                     40,217                    -
   Principal payments on long-term debt and other liabilities                            (273,105)            (147,649)
   Net proceeds from issuance of common shares                                                  -               39,600
                                                                                -----------------    -----------------
            Net cash provided by (used in) by financing activities                        567,112             (108,049)
                                                                                -----------------    -----------------

Effect of exchange rate changes on cash                                                    (2,643)                   -
                                                                                -----------------    -----------------
Net increase in cash and cash equivalents                                                 727,022               89,529

Cash and cash equivalents, beginning of year                                              361,868              272,339
                                                                                -----------------    -----------------

Cash and cash equivalents, end of year                                          $       1,088,890    $         361,868
                                                                                =================    =================

CONTINUED


STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                        2000                 1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
      Interest                                                                  $         119,007    $          80,220
                                                                                =================    =================
      Income taxes                                                              $          51,113    $         318,288
                                                                                =================    =================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   AND INVESTING ACTIVITIES:

      Other long term liability associated with subsidiary acquired             $         370,951
                                                                                =================



        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of business. Steams & Lehman, Inc. (the Company) and its wholly owned Canadian subsidiary, Oscar Skollsberg's Food Technique Ltd. ("Oscars") are engaged in the business of manufacturing and selling specialty food products, including extracts, flavorings, liquid spices and Italian syrups. The principal market for the Company's products is the continental United States and Canada.

         Consolidation. Consolidated statements include the accounts of the Company and its wholly-owned subsidiary, Oscars. All significant intercompany accounts have been eliminated in the preparation of the consolidated financial statements. The accounts of Oscars have been included since October 1, 1999, the date of acquisition.

         Inventories. Inventory is valued at the lower of most recent cost or market which approximates cost using the first-in, first-out (FIFO) method. Indirect costs that do not relate to production of finished goods, including general and administrative expenses, are charged to expense as incurred. The Company, in 2000, used a standard cost method to estimate cost of sales during interim periods, whereas in 1999, the Company used a gross margin method. An adjustment is made at year end to record actual activity based on the results of the year-end physical inventory. The year-end adjustment decreased cost of sales by $180,738 in 2000 and increased cost of sales by $159,957 in 1999.

         Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: buildings and building improvements, 30 to 40 years; machinery and equipment, 5 to 10 years; tooling, 2 to 10 years; and vehicles, 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Depreciation expense was $356,605 in 2000 and $308,119 in 1999. Repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the applicable accounts, and any gain or loss from disposition is included in operations.

         Earnings per share. Earnings per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average effect of dilutive warrants outstanding.


                                                                              APRIL 30,
                                                                  ----------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             2000               1999
--------------------------------------------------------------    ---------------    ---------------
Common shares issued                                                    3,289,165          3,288,984
Treasury shares                                                            (3,300)            (3,300)
                                                                  ---------------    ---------------
   Basic shares                                                         3,285,865          3,285,684
   Dilutive effect of warrants                                                  0              2,280
                                                                  ---------------    ---------------
      Diluted shares                                                    3,285,865          3,287,964
                                                                  ===============    ===============

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

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

         Goodwill and other intangibles. Goodwill represents the excess of purchase price over fair value of net tangible assets acquired (see Notes 6) and is amortized on a straight-line basis over 12 to 15 years. Other intangibles consist of customer lists and are amortized over 15 years. Amortization expense was $145,399 in 2000 and $59,594 in 1999, and accumulated amortization was $409,653 and $264,254 at April 30, 2000 and 1999, respectively.

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

         Foreign sales. The Company's United States operations transact all foreign sales to distributors and customers in United States currency. Oscars transacts foreign sales to distributors and customers in either Canadian or United States currency.

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

         The Company has eight major customers which represented sales of approximately 70% in 2000 and 71% in 1999. The loss of any of these customers could have an adverse impact on the operating results of the Company.

         The Company maintains virtually all of its banking relationships with one financial institution.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

         Foreign currency translation. For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

         Recent accounting pronouncements. In June 1997, the FASB issued SFAS No.130, Reporting Comprehensive Income. SFAS 130 is effective for financial statements issued for periods beginning after December 31, 1997, with earlier application encouraged. The Company has adopted SFAS 130 in fiscal year 2000 and has presented comprehensive income for all periods presented in the Consolidated Statements of Shareholders' Equity.

2.       INVENTORY

         The major components of inventory at April 30, 2000 and 1999 were as follows:
                                                  2000               1999

Raw materials                              $        965,919   $        883,676
Work in process                                      13,347              7,704
Finished goods                                    1,007,298            923,973
                                           ----------------   ----------------

Total inventory                            $      1,986,564   $      1,815,353
                                           ================   ================

3.       LEASE COMMITMENTS

The Company leases office, warehouse and manufacturing facilities and certain office and production equipment under noncancelable operating lease agreements expiring through fiscal 2007. The building lease provides for future minimum rent escalations. Minimum rental commitments under noncancelable operating leases at April 30, 2000 are as follows:

        YEAR ENDING APRIL 30,

                2001                                    $       279,681
                2002                                            280,992
                2003                                            291,254
                2004                                            291,580
                2005                                            292,891
                Thereafter                                      147,275
                                                        ---------------
                                                        $     1,583,673
                                                        ===============

         Total rent expense charged to operations for all operating leases was $290,514 in 2000 and $128,770 in 1999.



STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------------------
4.       NOTES PAYABLE

         Notes payable at April 30, 2000 and 1999 consisted of the following:

                                                                                            2000                 1999

Note payable to a bank, collateralized by real estate, accounts receivable, inventory, and equipment, payable in monthly installments of $9,071, including interest, at a rate of weekly average yield on U.S. Treasury securities plus 3.25% adjusted not more than once per five years (interest
   rate of 7.81% as of April 30, 2000 and 1999), due on October 1, 2007.             $         608,991   $        666,995

Note payable to a bank, collateralized by real estate, accounts receivable, inventory, and equipment, payable on November 1, 2000 with monthly interest payments at a rate of prime adjusted not more than once per year (interest
   rate of 8.25% as of April 30, 2000).                                                        733,335                  0

Note payable to a company, unsecured, payable in monthly installments of $7,111 including interest, at a rate of 8.25% per annum commencing July 1, 1999,
   due on December 1, 2000.                                                                     48,433            120,000

Note payable to a bank, collateralized by accounts receivable, inventory, and equipment, payable in monthly installments of $2,750 CDN including interest
   at a rate of prime plus 0.25%, (7% as of April 30, 2000) due on March 1, 2003.               57,643                  0

Note payable to a bank, collateralized by accounts receivable, inventory and equipment, payable in monthly installments of $7,778 plus interest at a rate
   of prime plus 0.5% (7.75% at April 30, 1999),due on June 2, 1999.                                0              15,654
                                                                                    -----------------   -- --------------

Total notes payable                                                                         1,448,402             802,649
Less current portion                                                                          129,757             138,446
                                                                                    -----------------   -- --------------

                                                                                    $       1,318,645   $         664,203
                                                                                    =================   =================

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

         Future maturities of notes payable at April 30, 2000 are as follows:

                YEAR ENDING APRIL 30,
           -------------------------------

                        2001                                $         129,757
                        2002                                           87,903
                        2003                                           92,895
                        2004                                           79,573
                        2005                                          819,518
                        Thereafter                                    238,756
                                                            -----------------
                                                            $       1,448,402
                                                            =================

5.       LINES OF CREDIT

         On December 2, 1996, the Company signed a Line of Credit Agreement with a U.S. bank for $400,000 with interest at a rate of prime. This Line of Credit Agreement was renewed on September 28, 1999 and expires on September 28, 2000. This agreement is collateralized by substantially all the assets of the Company and contains covenants that require the Company to maintain a certain minimum working capital and net worth and maintain a certain quick and current ratio. As of April 30, 2000, there was no outstanding balance under this agreement. Under a Standby Letter of Credit issued to a Canadian bank, $200,000 of this Line of Credit was pledged as collateral for a Credit Agreement with a Canadian bank. This Canadian agreement includes a Demand Line of Credit of $121,737 with interest at a rate of prime and contains covenants covering Oscar's current ratio, minimum shareholders' equity, capital expenditures and dividends. As of April 30, 2000, there was a balance of $102,713 under this Canadian agreement.

6.       BUSINESS COMBINATIONS

         On April 30, 1994, the Company issued 240,000 shares of its common stock in exchange for 100% of the outstanding stock of Select Origins, Inc. (Select). The acquisition has been accounted for as a purchase transaction and accordingly, the fair value of the stock issued was allocated to Select's assets and liabilities based on its estimated fair value as of the acquisition date. The excess value of the Company's stock issued over the fair value of the net assets acquired has been recorded as goodwill. The Company settled escrow and augmentation issues with a majority of the former Select shareholders relating to the purchase price. However, as of April 30, 2000, settlement has not been reached with three former shareholders. The Company intends to settle with these remaining former shareholders of Select for 420 shares, of which 417 shares were in escrow on April 30, 2000 and April 30, 1999, and 3 shares were contingently issuable upon settlement. The settlement has been recorded in the financial statements at April 30, 2000 and 1999 as an adjustment to the original purchase price.

         On October 1, 1999, the Company acquired Oscar Skollsberg's Food Technique Limited ("Oscars"), a Canadian corporation located in Richmond, British Columbia, for $862,983 in cash. The Company also incurred $58,249 in direct acquisition expenses. The agreement to purchase Oscars also includes cash compensation, payable to Jan Skollsberg in Canadian dollars pursuant to a four-year non-compete agreement. The present value in U.S. dollars of this non-compete agreement as of October 1, 1999 was $370,951. This amount has been recorded as other intangible assets and other

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

         long-term liabilities. The Company financed this transaction through $800,000 in bank financing, with the remainder from cash flows from operations.

         For accounting purposes, the acquisition of Oscars has been recorded using the purchase method of accounting. The Company's financial statements include the results of Oscars on a consolidated basis from the closing date of the acquisition. The purchase price has been allocated to the assets and liabilities of Oscars at their estimated fair value. The value of Oscars' customer list exceeds the amount of goodwill recorded and will be amortized over fifteen years. The fair values of assets and liabilities have been determined based on management's estimates.

         The allocation of the purchase price of Oscars is as follows:

                Trade accounts receivable                   $          127,541
                Inventory                                              122,516
                Prepaid expenses and other                               8,131
                Property and equipment                                 205,903
                Trademarks                                               9,591
                Goodwill and other intangible assets                   712,283
                Accounts payable                                       (55,173)
                Accrued expenses                                       (15,385)
                Deferred income taxes                                  (62,491)
                Bank debt                                             (131,684)
                                                            ------------------

                                                            $          921,232
                                                            ==================

7.       COMMON STOCK TRANSACTIONS

         On May 5, 1998, 13,200 shares of the Company's common stock were issued at $3.00 per share upon exercise of warrants (see Note 8).

8.       WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

         On May 5, 1998, 10,256 warrants, with an exercise price of $3.00 per common share, expired without being exercised.

         Effective March 4, 1994, the Company adopted the 1994 Stock Option Plan ("the Plan"). The shares that may be issued subject to options granted under the Plan shall not exceed 275,000 shares in aggregate. The options granted under the Plan may be designed as incentive stock options or non- qualified stock options, at the discretion of the committee designated by the Board of Directors to administer the Plan. The option price for non-qualified stock options shall not be less than 100% of the fair market value of a share on the effective date of the grant. The option price for incentive stock options shall not be less than 110% of the fair market value of a share on the effective date of the grant.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

         On September 29, 1998, 17,000 employee stock options were granted with an exercise price of $2.266 per share of common stock. On September 29, 1999, 25% of these options were exercisable. On the anniversary date of issuance in each subsequent year, an additional 25% of these options become exercisable until all 17,000 options are exercisable on September 29, 2002.

         During fiscal 1999, 13,200 shares of the Company's common stock were issued at $3.00 per share upon exercise of warrants.

         On March 14, 2000, 3,600 warrants, with an exercise price of $5.75 per common share, expired without being exercised.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its option and warrant grants. Accordingly, no compensation cost has been recognized for warrants or options ("warrants") granted as the Company believes warrants were granted at fair market value at the date of grant. Had compensation cost for the warrants granted been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                                        2000                1999

Net income                         Pro forma                     $      1,071,246    $         255,706
                                   As reported                          1,081,238              261,534

Diluted earnings per share         Pro forma                     $            .33    $             .08
                                   As reported                                .33                  .08


         In determining the pro-forma amount of stock-based compensation on a basis consistent with SFAS No. 123, the fair value of each warrant grant is estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: no dividend yield; expected volatility of 111%; risk-free interest rate of 4.59%; and expected life of 10.0 years for warrants granted in 1999. There were no options grants in fiscal year 2000.



STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------

         A summary of the status of the Company's warrants as of April 30, 2000 and 1999, respectively, and changes during the years then ended is presented below:


                                                          2000                            1999
                                              ----------------------------    ----------------------------
                                                              WEIGHTED-                       WEIGHTED-
                                                               AVERAGE                         AVERAGE
                                                               EXERCISE                        EXERCISE
              WARRANTS / OPTIONS                  SHARES        PRICE          SHARES           PRICE
         ----------------------------         ---------------------------- --------------   --------------

Outstanding at beginning of year                   96,996   $         4.98        103,452   $         4.74
Granted                                                 -                -         17,000   $         2.27
Forfeited                                         (3,600)   $         5.75        (10,256)  $         3.00
Exercised                                               -                -        (13,200)  $         3.00

Outstanding at end of year                         93,396   $         4.95         96,996   $         4.98

Exercisable at year-end                            79,996   $         5.63         79,996   $         5.63

Weighted-average fair value of
warrants / options granted during
the year utilizing Black-Scholes
options pricing model                                                                       $         2.35

         The following table summarizes information about warrants outstanding at April 30, 2000:


                                               NUMBER            WEIGHTED-            NUMBER
                                            OUTSTANDING           AVERAGE          EXERCISABLE
                                            AT APRIL 30,         REMAINING         AT APRIL 30,
     EXERCISE PRICE                             2000                LIFE               2000
-------------------------                 ----------------    ----------------   ----------------
          $2.27                                     17,000           8.4 years              4,250
          $3.00                                     10,000           5.0 years             10,000
          $3.15                                      2,648           0.5 years              2,648
          $5.50                                     18,798           6.4 years             18,798
          $5.63                                     10,000           7.7 years             10,000
          $5.75                                     34,950           1.5 years             34,950
                                          ----------------    ----------------   ----------------

                                                    96,996           5.6 years             79,996
                                          ================    ================   ================

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

9.       COMMITMENTS

         The Company has a written supply agreement through August 31, 2001 with a customer. This exclusive supplier agreement details the manufacturing of flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. The price of the syrups are defined within the agreement, along with a mechanism for price increases associated with increased production costs. Payment for products are required to be made within 30 days upon receipt of invoice. Both the Company and the customer can cancel this agreement with 60 days written notice, with respect to price disagreements, and the customer can cancel this agreement with 90 days written notice if the Company does not match a lower price from a competitor.

10.      RELATED-PARTY TRANSACTIONS

         An entity owned by an employee/board member provided services to the Company related to flight transportation up to and including August 3, 1999. Expenses incurred from this entity were approximately $18,714 in 2000 and $48,049 in 1999. No payables, related to these services, were outstanding as of April 30, 2000 or 1999.

11.      INCOME TAXES

         The components of the net deferred tax liability at April 30, 2000 and 1999 are as follows:


                                                                  2000                 1999

        Deferred tax assets:
        Net operating loss carryforwards                   $         115,686   $         112,779
        Alternative minimum tax credit                                     -               6,867
        Other                                                         19,796               7,773
        Allowance for doubtful accounts                               26,600              15,200
                                                           -----------------   -- --------------

        Gross deferred tax assets                                    162,082             142,619

        Deferred tax liabilities:
        Goodwill                                                      49,363                   -
        Property and equipment                                       234,145             204,638
                                                           -----------------   -- --------------

        Net deferred tax liability                         $        (121,426)  $         (62,019)
                                                           =================   == ==============

         The Company had net operating loss carryforwards available of $298,531 and $331,701 at April 30, 2000 and 1999, respectively, from the purchase of Select, of which $33,170 are available to deduct each year through April 30, 2009. The Company also had $36,730 of net operating loss carryforwards available at April 30, 2000 of which $6,543 will expire on November 7, 2006 and $30,187 will expire on April 30, 2007.

         The Company utilized approximately $33,170 of net operating carryforwards in fiscal 2000.


STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND 1999
-------------------------------------------------------------------------------------


         A reconciliation between the statutory federal income tax rate and the effective income tax on pretax earnings follows:

                                                   2000                    1999
Statutory income tax rate                               34.0 %                  34.0%
Local and state income tax,
   net of federal income tax effect                      2.3                     2.1
Permanent differences                                    3.0                     4.9
Adjustments to prior year tax
   calculations                                                                   .7
Other items, net                                          .2                     1.8
                                             ---------------        ----------------
                                                        39.5 %                  43.5%
                                             ===============        ================

12.      CONTINGENCIES

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. Although amounts with respect to these proceedings cannot be determined, in the opinion of management, any such amounts will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

13.      EMPLOYEE BENEFIT PLAN

         The Company maintains a salary deferral plan that is qualified under
         Section 401(k) of the Internal Revenue Code. The plan, covering all full-time employees, allows participants to contribute certain amounts on a pretax basis and provides for certain matching contributions by the Company as specified in the plan agreement. Company contributions to the plan charged to operations were $31,283 in 2000 and $27,573 in 1999.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


             [The remainder of this page intentionally left blank.]

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains the name, position, age and telephone number of each director and executive officer of the Company as of June 30, 2000. Directors are elected to a one year term, to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier resignation, removal from office, or death. The respective background of each director and executive officer is described following the table. Each of the executive officers devotes his or her full-time efforts to the affairs of the Company.


NAME                                POSITION                                           AGE      TELEPHONE NO.
----                                --------                                           ---      -------------

William C. Stearns         President, Treasurer and Director                            47       419/522-2722
Sally A. Stearns           Executive Vice President, Secretary and Director             40       419/522-2722
John A. Chuprinko          Chief Financial Officer                                      45       419/522-2722
Frank E. Duval             Director                                                     56       419/882-2314
Carter F. Randolph         Director                                                     44       513/891-4227

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

SALLY A. STEARNS - EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR

Sally A. Stearns graduated from Bowling Green State University in June of 1982 with a Bachelor of Science Degree in Business Administration, with a major concentration in Human Resource Management. From October 1987 to February 8, 1989, she was a senior accountant for Autocall, Inc., a division of Federal Signal located in Shelby, Ohio. From February 18, 1989 to the present Ms. Stearns has served as Executive Vice President, Secretary and a Director of the Company. Ms. Stearns is the wife of William C. Stearns

JOHN A. CHUPRINKO - CHIEF FINANCIAL OFFICER

John A. Chuprinko is a graduate of The Ohio State University, where he obtained a Bachelor of Science Degree in accounting, and the United States Navy Supply School in Athens, Georgia. Mr. Chuprinko was hired as the Chief Financial Officer of the Company on January 10, 1996 and is a

Certified Public Accountant. Mr. Chuprinko is a member and past President of the Knox County, Ohio Airport Advisory Board and is a member and past Chairman of the Marion Technical College Accounting Advisory Committee. From October 1994 to January 1996, Mr. Chuprinko served as the Chief Financial Officer and Treasurer of Na-Churs Plant Food Company, a national manufacturing company with $18,000,000 in sales, located in Marion, Ohio. Prior to that position, Mr. Chuprinko was the Controller at Na-Churs Plant Food Company and Controller at The J.E. Grote Company, Incorporated in Blacklick, Ohio.

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

CARTER F. RANDOLPH, PH.D. - DIRECTOR

Dr. Randolph, was appointed as a Director of the Company on March 29, 1996. Since 1987, Dr. Randolph has been the President of The Randolph Company, Inc. where he is responsible for the management of pension plans, foundations and trusts. From 1989 to the present, Dr. Randolph has been Executive Vice President and Trustee of the Green Acres Foundation where he is responsible for management, including all aspects of organization and operation of the private nonprofit foundation. Dr. Randolph has experience in the areas of estate planning, tax planning, IRS audit management, investment management, real estate management, farm management and property management. Dr. Randolph is also Chairman and Chief Executive Officer of Planet Products and Apex Machine Design. Planet Products is a manufacturing company focused on precision machining, food processing automation and precision packaging. Apex Machine Design is an engineering firm oriented on the design of factory automation machines and lines. Dr. Randolph currently serves on the Board of Directors of Cintech Tele-Management Systems, Inc. Dr. Randolph is a member of the Board of Directors' Audit Committee.

SIGNIFICANT EMPLOYEES

PHYLLIS J. THOMAS

Ms. Thomas, age 46, has been employed by the Company since November 1993 and currently is the Assistant Vice-President of Corporate Affairs. Ms. Thomas is the Company's principal liaison with Starbucks and is a graduate of Ashland University with a Bachelor of Science Degree in Business Administration. Prior to working for the Company, Ms. Thomas was a promotion specialist for R.J.R. Nabisco from 1990 to 1993.

JAMIE L. DAY

Mr. Day, age 30, is a graduate of The Ohio State University with a Bachelor of Science Degree in Business Administration and has been employed by the Company since January 1999. Mr Day currently is the National Sales Manager. Prior to working for the Company, Mr. Day owned and operated Tropic Thirst, a frozen beverage distribution company located in California.

JAMES E. POWERS

Mr. Powers, age 26, has been employed by the Company since May 1996. Mr. Powers currently is the Director of Operations. Mr. Powers started with the Company as its Maintenance Manager and was then promoted to Production Manager in 1998. He assumed his current responsibility in June 1999. Prior to working for the Company, Mr. Powers was a Maintenance Technician enrolled in a management trainee program at Hedstrom Corporation located in Mansfield, Ohio.

FAMILY RELATIONSHIPS

Except for Mr. and Mrs. Stearns, there are no family relationships among the directors and executive officers of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Not Applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Carter F. Randolph failed, on a timely basis, to file a Form 4 detailing the transfer of Common Stock to his spouse.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

             [The remainder of this page intentionally left blank.]

ITEM 10.     EXECUTIVE COMPENSATION

SALARY COMPENSATION TABLE

The following table and notes set forth information regarding remuneration of the only officer of the Company whose total annual salary and bonus during the fiscal year ended April 30, 2000 exceeded $100,000:


NAME OF INDIVIDUAL         FISCAL                                                   ALL OTHER
POSITION                   YEAR             SALARY ($)             BONUS ($)     COMPENSATION ($)
-------------------------------------------------------------------------------------------------
William C. Stearns,         2000             $ 125,000              $10,000        $ 123 (1)
President                   1999             $ 109,635                $ 0          $ 123 (1)
                            1998             $ 104,000                $ 0          $ 123 (1)
                            1997             $ 104,000                $ 0          $ 123 (1)
                            1996             $ 127,500                $ 0          $ 115 (1)
-------------------------------------------------------------------------------------------------

(1) The Company carries and pays the premium on a "key man" life insurance policy on Sally A. Stearns in the amount of $500,000 and is entitled to eighty percent (80%) of the benefits of such a policy. Mr. Stearns is the other named beneficiary of this policy and is entitled to receive the remaining twenty percent (20%) of the benefits of such insurance policy. For the fiscal years ended April 30, 2000 through 1997 and 1996, the premium value of this benefit to Mr. Stearns was $123 and $115, respectively.

DIRECTORS COMPENSATION

The Directors of the Company receive cash compensation of $1,000 per meeting for serving on the Board of Directors, and are reimbursed reasonable expenses incurred while attending these meetings. Frank E. Duval and Carter F Randolph, Ph.D. each received $4,000 for attending Board of Directors meetings for the fiscal year ended April 30, 2000. The Company has agreed to pay $15,000 to each of the outside Directors for services rendered during a calendar year, on a pro rata basis for the actual time served as a Director during such calendar year. Frank E. Duval and Carter F. Randolph, Ph.D. each received $15,000 on January 20, 2000 for services rendered in calendar year 1999.

STOCK OPTION PLAN

At the Company's Annual Meeting of Shareholders held on March 31, 1994, the Company adopted the 1994 Stock Option Plan (the "Plan"). The shares of Common Stock that may be issued upon the exercise of options granted under the Plan shall not exceed 275,000 shares in the aggregate. The options granted under the Plan may be designed as "incentive stock options" or "non-qualified stock options", at the discretion of the committee designated by the Board of Directors of the Company to administer the Plan. The option price of "non-qualified stock options" shall not be less than 100% of the fair market value of a share of Common Stock on the effective date of the grant. The option price for "incentive stock options" shall not be less than 110% of the fair market value of a share of Common Stock on the effective date of the grant. As of April 30, 2000, 17,000 options have been granted.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The following table sets forth certain information, so far as is known to management of the Company, regarding beneficial ownership of Common Stock held of record, as of June 30, 2000, by (i) each shareholder who owns beneficially more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group.


  TITLE OF CLASS                   NAME AND ADDRESS OF               AMOUNT AND              PERCENTAGE OF
                                   BENEFICIAL OWNER (1)               NATURE OF                  CLASS
                                                                     BENEFICIAL
                                                                     OWNERSHIP (2)
-----------------------------------------------------------------------------------------------------------
Common Stock, no par               William C. Stearns                   614,391                      18.5%
value                              Director, President and
                                   Treasurer
-----------------------------------------------------------------------------------------------------------
Common Stock, no par               Sally A. Stearns                     631,916                      19.1%
value                              Director, Vice President
                                   and Secretary
-----------------------------------------------------------------------------------------------------------
Common Stock, no par               Frank E. Duval                       125,000 (3)                   3.8%
value                              Director
-----------------------------------------------------------------------------------------------------------
Common Stock, no par               Carter F. Randolph, Ph.D.             63,906 (4)                   1.9%
value                              Director
-----------------------------------------------------------------------------------------------------------
Common Stock, no par               John A. Chuprinko                      2,140 (5)                   0.1%
value                              Chief Financial Officer
-----------------------------------------------------------------------------------------------------------
Common Stock, no par               All Directors and Officers         1,437,353 (6)                  43.4%
value                              as a group (5 persons)
-----------------------------------------------------------------------------------------------------------

(1) The address for all persons listed is 30 Paragon Parkway, Mansfield, Ohio 44903.

(2) Unless otherwise indicated, the named shareholder has sole voting and investment power.

(3) Includes 15,000 shares purchasable on exercise of currently exercisable warrants.

(4) Of such shares, 51,198 are beneficially owned by the Randolph Company, Inc., an Ohio corporation, of which Dr. Randolph owns the controlling interest. The Randolph Company, Inc. and, therefore, Dr. Randolph have full discretionary investment authority over such shares, including the right to vote and sell such shares. Includes 12,708 shares for which Dr. Randolph and his wife, Kathy, have shared voting and investment power. Includes 8,798 shares purchasable on exercise of currently exercisable warrants.

(5) Includes 1,500 shares purchasable on the exercise of currently exercisable stock options.

(6) Includes 25,298 shares purchasable on exercise of currently exercisable warrants and stock options.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William C. Stearns, the President, Treasurer and a Director of the Company, owned a twin engine airplane which he regularly used for Company business up to and including August 3, 1999. The Company paid Corporate Flight Services, a sole proprietorship of Mr. Stearns, $315 per hour for the use of the airplane. During the fiscal years ended April 30, 2000 and 1999, Corporate Flight Service was paid $18,714 and $48,049, respectively, pursuant to this arrangement. As of August 3, 1999, this arrangement was terminated.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

ACQUISITIONS

Exhibit #2 -      Share Purchase Agreement between Stearns & Lehman, Inc. and
                  Wargo Holdings Ltd. dated October 1, 1999. (Note 8)

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

Exhibit #3(d) -   Certificate of Amendment (filed 3/12/92) (Note 1)

Exhibit #3(e) -   Certificate of Amendment (filed 4/30/92) (Note 1)

Exhibit #3(f) -   Certificate of Amendment (filed 5/2/94) (Note 1)

Exhibit #3(g) -            Amended Code of Regulations of Stearns & Lehman, Inc.
                           (Note 1)

MATERIAL CONTRACTS

Exhibit #10(a) -           Supplier Agreement, dated September 1, 1997 (Note 7)

Exhibit #10(b) -           Stearns & Lehman, Inc. 1994 Stock Option Plan (Note
                           1)

Exhibit #10(c) -           Description of agreement on outside directors
                           compensation (Note 3)

Exhibit #10(d) -           Description of agreement pertaining to a "key man"
                           life insurance policies (Note 3)

Exhibit #10(e) -           Promissory Note and Business Loan Agreement (First
                           Knox National Bank - $400,000) dated December 2, 1996
                           (Note 2)

Exhibit #10(f) -           Promissory Note and Business Loan Agreement -
                           Modification (First Knox National Bank - $750,000)
                           dated August 25, 1997 (Note 4)

Exhibit #10(g) -           Stock Purchase Warrant No. 5, April 28, 1997, 5,000
                           Shares (Note 3)

Exhibit #10(h) -           Stock Purchase Warrant No. 6, April 28, 1997, 3,798
                           Shares (Note 3)

Exhibit #10(i) -           Warrant Certificate No. WA 17, (34,950 Shares
                           Underwriter's Warrants), April 28, 1997 (Note 3)

Exhibit #10(j) -           Computer Software, Hardware and Consulting Services
                           Agreement dated June 9, 1997 (Note 3)

Exhibit #10(k) -           Stock Purchase Warrant No. 7, January 21, 1998, 5,000
                           Shares (Note 6)

Exhibit #10(l) -           Stock Purchase Warrant No. 8, January 21, 1998, 5,000
                           Shares (Note 6)

Exhibit #10(m) -           Sales Agreement with supplier dated October 7, 1997
                           (Note 5)

Exhibit #10(n) -           Business Loan Agreement (First Knox National Bank -
                           $400,000) dated December 2, 1996 (Note 2)

Exhibit #10(o) -           Promissory Note and Business Loan Agreement (between
                           19035 Yukon Inc., Oscar Skollsberg's Food Technique
                           Ltd., and Stearns & Lehman, Inc. and First Knox
                           National Bank - $800,000) dated September 28, 1999
                           (Note 8)

Exhibit #10(p) -           Non-competition Agreement between Stearns & Lehman,
                           Inc. and Jan Skollsberg dated October 1, 1999 (Note
                           8)

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

Note 7. Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended October 31, 1999 filed with the Commission on December 14, 1999 (File No. 0-21879).

Note 8. Incorporated by reference to the Company's Form 8-K filed with the Commission on October 14, 1999 (File No. 0-21879).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 27, 2000                                STEARNS & LEHMAN, INC.
                                                     (Registrant)

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

Date:   July 27, 2000                           /s/ William C. Stearns
                                                ---------------------------
                                                William C. Stearns
                                                President, Director

Date:  July 27, 2000                            /s/ John A. Chuprinko
                                                ---------------------------
                                                John A. Chuprinko
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

Date:  July 27, 2000                            /s/ Sally A. Stearns
                                                ---------------------------
                                                Sally A. Stearns
                                                Vice President, Director


Date:  July 27, 2000                            /s/ Frank E. Duval
                                                ---------------------------
                                                Frank E. Duval
                                                Director

Date:  July 27, 2000                            /s/ Carter F. Randolph
                                                ---------------------------
                                                Carter F. Randolph, Ph.D.
                                                Director