Form 10QSB
period 2000-07-31
STEARNS & LEHMAN INC
filed 2000-09-14
CIK 884900

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ----------------------------

                                  FORM 10-QSB


  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
          Exchange Act of 1934

          For the quarterly period ended July 31, 2000

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ______________to______________

                         ----------------------------

                          Commission File No. 0-21879

                         ----------------------------

                            STEARNS & LEHMAN, INC.
            (Exact Name of Registrant as Specified in its Charter)

              Ohio                                         34-1579817
     (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)               Identification No.)

         30 Paragon Parkway
          Mansfield, Ohio                                   44903
     (Address of principal executive                      (Zip code)
      offices)

                                (419) 522-2722
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No ____
                                                               -----

As of September 8, 2000, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes____ No X
                                                                      ---

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

Stearns & Lehman, Inc.
Consolidated Balance Sheets
July 31, 2000 , April 30, 2000 and July 31, 1999
--------------------------------------------------------------------------------

                                                                 July 31,          April 30,      July 31,
                             Assets                                2000              2000           1999
                                                                (Unaudited)                      (Unaudited)
Current assets:
   Cash and cash equivalents                                   $     960,495    $   1,088,890    $    421,894
   Trade accounts receivable, net of allowance for doubtful
      accounts of $68,104, $70,000 and $40,484 as of
      July 31, 2000, April 30, 2000 and July 31, 1999              1,899,492        2,122,020       1,316,147
   Inventory                                                       2,221,539        1,986,564       1,767,171
   Prepaid expenses and other                                        118,618          109,747         115,887
   Deferred income taxes                                              56,954           71,859          41,488
                                                               -------------    -------------    ------------

            Total current assets                                   5,257,098        5,379,080       3,662,587
                                                               -------------    -------------    ------------

Property and equipment:
   Land                                                               73,928           73,928          73,928
   Buildings                                                       1,829,823        1,829,823       1,829,823
   Building improvements                                             103,289           93,934          91,809
   Leasehold improvements                                            178,540          178,540          13,126
   Machinery and equipment                                         2,372,450        2,181,742       2,016,741
   Office equipment                                                  495,478          476,151         400,950
   Tooling                                                           135,425          135,425         131,774
   Vehicles                                                           40,401           40,401          40,401
                                                               -------------    -------------    ------------

                                                                   5,229,334        5,009,944       4,598,552

         Less accumulated depreciation                             1,460,609        1,365,811       1,250,164
                                                               -------------    -------------    ------------

            Net property and equipment                             3,768,725        3,644,133       3,348,388
                                                               -------------    -------------    ------------

Goodwill and other intangible assets, net                          1,413,215        1,461,660         508,236
Cash surrender value of life insurance                                88,636           95,547          56,555
Trademarks and patents, net                                           11,794           12,102           2,993
Other assets                                                          15,310           16,380          19,837
                                                               -------------    -------------    ------------

            Total assets                                       $  10,554,778    $  10,608,902    $  7,598,596
                                                               =============    =============    ============

Continued

Stearns & Lehman, Inc.
Consolidated Balance Sheets
July 31, 2000 , April 30, 2000 and July 31, 1999
--------------------------------------------------------------------------------

                                                                   July 31,          April 30,     July 31,
               Liabilities and Shareholders' Equity                  2000              2000          1999
                                                                 (Unaudited)                      (Unaudited)
Current liabilities:
   Accounts payable                                             $     942,161    $     829,625    $    582,718
   Accrued taxes                                                      294,557          667,758          92,941
   Accrued expenses                                                   195,515          161,194         125,542
   Lines of credit                                                     98,810          102,713               -
   Current portion of notes payable                                   110,578          129,757         138,550
   Current portion of other long-term liabilities                      88,240           84,885               -
                                                                -------------    -------------    ------------

            Total current liabilities                               1,729,861        1,975,932         939,751
                                                                -------------    -------------    ------------

Long-term liabilities:
   Notes payable, net of current portion                            1,271,074        1,318,645         621,832
   Other long term liabilities, net of current portion                217,993          236,395               -
   Deferred income taxes                                              202,570          193,285         119,469
                                                                -------------    ------------     ------------

            Total long-term liabilities                             1,691,637        1,748,325         741,301
                                                                -------------    ------------     ------------

            Total liabilities                                       3,421,498        3,724,257       1,681,052
                                                                -------------    ------------     ------------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized,
      3,289,165 issued and 3,285,865 outstanding as of
      July 31, 2000, April 30, 2000 and July 31, 1999,
      respectively                                                      3,629            3,629           3,629
   Additional paid-in capital                                       5,248,461        5,248,461       5,248,461
   Retained earnings                                                1,901,159        1,647,537         678,654
   Accumulated other comprehensive loss                                (6,769)          (1,782)              -
                                                                -------------    -------------    ------------

                                                                    7,146,480        6,897,845       5,930,744

         Less treasury stock at cost; 3,300 shares                     13,200           13,200          13,200
                                                                -------------    -------------    ------------

            Total shareholders' equity                              7,133,280        6,884,645       5,917,544
                                                                -------------    -------------    ------------

            Total liabilities and shareholders' equity          $  10,554,778    $  10,608,902    $  7,598,596
                                                                =============    =============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

Stearns & Lehman, Inc.
Consolidated Statements of Income (Unaudited)
For the three months ended July 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                    2000           1999
Sales                                                       $    4,324,160   $  3,073,004
Cost of sales                                                    2,976,173      2,225,943
                                                            --------------   ------------

          Gross profit                                           1,347,987        847,061

Selling, general and administrative expenses                       904,313        651,787
                                                            --------------   ------------

Income from operations                                             443,674        195,274
                                                            --------------   ------------

Other income (expense), net:
   Interest expense                                                (37,463)       (15,807)
   Interest income                                                   7,623          8,872
   Other, net                                                         (870)        (1,361)
                                                            --------------   ------------


Income before income tax expense                                   412,964        186,978
                                                            --------------   ------------

   Income tax expense:
      Current                                                      135,387         58,661
      Deferred                                                      23,955         15,962
                                                            --------------   ------------

            Total income tax expense                               159,342         74,623
                                                            --------------   ------------

            Net income                                      $      253,622   $    112,355
                                                            ==============   ============

            Earnings per share - Basic                      $          .08   $        .03
                                                            ==============   ============

            Earnings per share - Diluted                    $          .08   $        .03
                                                            ==============   ============

Basic weighted-average common shares outstanding                 3,285,865      3,285,865
                                                            ==============   ============

Diluted weighted-average common shares outstanding               3,289,258      3,285,865
                                                            ==============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

Stearns & Lehman, Inc.
Consolidated Statements of Shareholders' Equity (Unaudited)
For the year ended April 30, 2000 and the three months ended July 31, 2000
--------------------------------------------------------------------------------



                                                                                     Accumulated

                               Number                  Additional                        Other                       Total Share-

                               Common      Common       Paid-in        Retained     Comprehensive      Treasury        Holders'

                               Shares      Shares       Capital        Earnings          Loss            Shares         Equity
                             ----------  ----------  -------------  -------------  ----------------  ------------   --------------
Balance at April 30, 1999     3,272,685   $   3,629   $  5,248,461   $    566,299   $             -   $   (13,200)   $   5,805,189

   Net income                                     -              -      1,081,238                 -             -        1,081,238

   Cumulative translation
      Adjustment                                  -              -              -            (1,782)            -           (1,782)
                                                                                                                    --------------

   Comprehensive income                                                                                                  1,079,456

                             ----------  ----------  -------------  -------------  ----------------  ------------   --------------

Balance at April 30, 2000     3,285,865       3,629      5,248,461      1,647,537            (1,782)      (13,200)       6,884,645

   Net income                                     -              -        253,622                 -             -          253,622

   Cumulative translation
      Adjustment                                  -              -              -            (4,987)            -           (4,987)
                                                                                                                    --------------

   Comprehensive income                                                                                                    248,635

                             ----------  ----------  -------------  -------------  ----------------  ------------   --------------

Balances at July 31, 2000     3,285,865   $   3,629   $  5,248,461   $  1,901,159   $        (6,769)  $   (13,200)   $   7,133,280
                             ==========  ==========  =============  =============  ================  ============   ==============





  The accompanying notes are an integral part of these consolidated financial statements.

Stearns & Lehman, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended July 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                    2000          1999
Cash flows from operating activities:
Net income                                                    $    253,622   $   112,355
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                 152         5,000
      Depreciation and amortization                                144,705        98,762
      Deferred income taxes                                         23,955        15,962
Changes in assets and liabilities:
      Trade accounts receivable                                    222,377      (276,632)
      Inventory                                                   (234,975)       48,182
      Prepaid expenses and other                                    (8,872)       78,903
      Accounts payable                                             112,536        43,050
      Accrued taxes                                               (373,201)       12,425
      Accrued expenses                                              34,321        18,480
                                                               -----------   -----------
            Net cash provided by operating activities              174,620       156,487
                                                               -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment                             (219,341)      (41,585)
   Cash surrender value of life insurance, net                       6,911        (5,466)
   Purchase of other assets                                              -        (7,143)
                                                               -----------   -----------
            Net cash used in investing activities                 (212,430)      (54,194)
                                                               -----------   -----------
Cash flows from financing activities:
   Net payments under line of credit                                (3,903)            -
   Principal payments on long-term debt and capital leases         (81,797)      (42,267)
                                                               -----------   -----------
            Net cash used in financing activities                  (85,700)      (42,267)
                                                               -----------   -----------

Effect of exchange rate changes on cash                             (4,885)            -
                                                               -----------   -----------
Net (decrease) increase in cash and cash equivalents              (128,395)       60,026

                                                               -----------   -----------
Cash and cash equivalents, beginning of year                     1,088,890       361,868
                                                               -----------   -----------

Cash and cash equivalents, end of quarter                      $   960,495   $   421,894
                                                               ===========   ===========

Continued

Stearns & Lehman, Inc.
Statements of Cash Flows (Unaudited), Continued
For the three months ended July 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                         2000       1999

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                        $  37,113  $  15,807
                                                      =========  =========

      Income taxes                                    $ 525,379  $       -
                                                      =========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

Stearns & Lehman, Inc.
Notes to Consolidated Financial Statements (Unaudited)
July 31, 2000 and 1999
--------------------------------------------------------------------------------

1.   Unaudited Interim Financial Statements:

     The financial statements as of and for the three months ended July 31, 2000 and 1999 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the audited financial statements for the years ended April 30, 2000 and April 30, 1999. In the opinion of management, the accompanying financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.   Inventory

     The major components of inventory at July 31, 2000 and 1999 were as follows:

                                                          2000          1999

              Raw materials                        $ 1,060,169   $   825,772
              Work in process                           36,035        17,909
              Finished goods                         1,125,335       923,390
                                                   -----------   -----------

              Total inventory                      $ 2,221,539   $ 1,767,171
                                                   ===========   ===========

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



                                               Three Months Ended
           Weighted Average Common                  July 31,
                                             ---------------------
           Shares Outstanding                     2000        1999
           ------------------------          ---------   ---------

           Common shares issued              3,289,165   3,289,165
           Treasury shares                      (3,300)     (3,300)
                                             ---------   ---------
              Basic shares                   3,285,865   3,285,865
              Dilutive effect of warrants        3,393           0
                                             ---------   ---------
                 Diluted shares              3,289,258   3,285,865
                                             =========   =========

Stearns & Lehman, Inc.
Notes to Consolidated Financial Statements (Unaudited)
July 31, 2000 and 1999
------------------------------------------------------------------------------

4.   Notes Payable

      Notes payable at July 31, 2000 and 1999 consisted of the following:


                                                                                                              2000        1999
               Note payable to a bank, collateralized by real estate,
                accounts receivable, inventory, and equipment,
                payable in monthly installments of $9,071, including
                interest, at a rate of weekly average yield on U.S.
                Treasury securities plus 3.25% adjusted not more
                than once per five years (interest rate of 7.81% as of
                April 30, 2000 and 1999), due on October 1, 2007.                                        $    593,814  $  652,996

               Note payable to a bank, collateralized by real estate,
                accounts receivable, inventory, and equipment,
                payable on November 1, 2004, with monthly interest
                payments at a rate of prime adjusted not more than
                once per year (interest rate of 8.25% as of April 30,
                2000).                                                                                        706,669           0

               Note payable to a company, unsecured, payable in
                monthly installments of $7,111 including interest, at a
                rate of 8.25% per annum commencing July 1, 1999,
                due on December 1, 2000.                                                                       27,960     107,386

               Note payable to a bank, collateralized by accounts
                receivable, inventory, and equipment, payable in
                monthly installments of $2,750 CDN including
                interest at a rate of prime plus 0.25%, (7% as of April
                30, 2000) due on March 1, 2003.                                                                53,209           0
                                                                                                         ------------  ----------

               Total notes payable                                                                          1,381,652     760,382
               Less current portion                                                                           110,578     138,550
                                                                                                         ------------  ----------

                                                                                                         $  1,271,074  $  621,832
                                                                                                         ============ ===========

Stearns & Lehman, Inc.
Notes to Consolidated Financial Statements (Unaudited)
July 31, 2000 and 1999
-------------------------------------------------------------------------------

5.   Income Taxes

     The components of the net deferred tax liability at July 31, 2000 and 1999 are as follows:

                                                               2000         1999
                    Deferred tax assets:
                    Net operating loss carryforwards    $    90,223   $  101,501
                    Alternative minimum tax credit                -        6,867
                    Allowance for doubtful accounts          25,880        7,773
                    Other                                    19,796       15,570
                                                        ------------ -----------

                    Gross deferred tax assets               135,899      131,711

                    Deferred tax liabilities:
                    Property and equipment                  281,515      209,692
                                                        ------------ -----------

                    Net deferred tax liability          $  (145,616)  $  (77,981)
                                                       ============= ===========

The Company had net operating loss carryforwards available of $298,531 and $331,701 at April 30, 2000 and 1999, respectively, from the purchase of Select Origins, of which $33,170 is available to deduct each year through April 30, 2009.

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

Plan of Operation
-----------------

The sales of flavored syrup to the specialty coffee industry will continue to be the primary focus of the Company's business plans for the fiscal year ending April 30, 2001. This focus includes a significant push into the international markets and greatly enhancing the Company's marketing channels. The Company also plans to continue its efforts to increase product diversity. This includes further development of the specialty frozen beverage line along with developing other new product lines. The plans for increased diversity and strengthened syrup sales coincide with the Company's continuing search for strategic acquisitions to enhance market position and provide for revenue growth. Finally, the Company is continually dedicated to increasing manufacturing efficiencies.

The Company's plans to intensify its international efforts are in response to the rapid expansion of various United States based specialty coffee retailers into the international marketplace and the rapid growth of United States style specialty coffee shops in various countries. The Company feels that with the emergence of its in-house product development team, the Company can tailor its products and packaging to meet the specific requirements of an international region or a specific country. The Company feels that it has a competitive advantage in the international marketplace due to its experience in producing and delivering a broad range of products to its private-label customers. For the year ending April 30, 2001, the Company plans to increase its international trade show presence, improve its international distribution channels, and increase the frequency and length of its international sales excursions. During the first quarter of fiscal 2001, the Company made several trips to Europe to develop sales.

The Company also plans a major initiative to improve its marketing channels on all fronts. Recently, the Company hired several experienced marketing professionals including an individual with extensive specialty coffee industry experience. The team that the Company is assembling will enable the Company to invigorate its marketing efforts. The first results of these efforts was the recently-introduced trade show program which featured innovative new product demonstrations tailored to a new trade show booth. The marketing team is also working on new methods to introduce its products to new customers and ways to disseminate Company and product information.

In addition, the Company plans to continue its efforts to diversify the range of products for its distributors to handle. The Company's management recognizes that a wider range of products will enhance the Company's distributors' sales efforts and enable them to be a more valuable supplier to their customers. The Company also has long recognized the need to diversify from its concentration in sales to the specialty coffee industry. The Company's experienced research and development team, utilizing a modern research lab at its Mansfield facility, continues to work on a broad number of new product initiatives. These initiatives range from specific, private-label customer requests to enhancements to the existing frozen beverage line of products, which began shipping in late April 1999. The efforts on the frozen beverage product line are believed to be especially beneficial, as the Company believes that this market will yield rapid growth, with the total market size several times larger than the specialty coffee market. The Company's first-year results for this product line were promising. During the second year, with the experience and knowledge obtained, the Company plans to fine tune its marketing effort and expand the base of products offered. The plans call for the Company's expanded sales team to continue to aggressively pursue the frozen beverage market in both domestic and international markets, in conjunction with increased advertising and marketing expenditures.

The Company has made the goal of increasing customer satisfaction, along with lowering production costs, a constant element of it operational plans. To increase customer satisfaction, the Company plans to continue to develop additional customer support programs in order to meet marketplace demands. The current emphasis of these programs is to provide in-house services that dramatically reduce product development time on customer requests. In its efforts to lower production costs, the Company, in late April 1999, acquired new production equipment for its Mansfield, Ohio facility.

This production equipment greatly enhanced production efficiency. As a result of the experience at the Mansfield facility, along with increased production demands at the Kent, Washington facility, the Company, in July 2000 added similar equipment at the Kent facility. This equipment, which has proven to provide an immediate cost benefit, provides for a phased growth path to much higher production speeds. The Company, besides adding the first phase of this equipment in Kent, also plans to initiate the next phase of this growth path at the Mansfield facility.

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

Selected Summary Financial Information
--------------------------------------

 Quarterly Information for          1/st/ Quarter   4/th/ Quarter  3/rd/ Quarter  2/nd/ Quarter  1/st/ Quarter
 indicated fiscal years                FY 2001        FY 2000        FY 2000        FY 2000        FY 2000
 Balance Sheet:
   Current Assets                     $ 5,257,098    $ 5,379,080     $4,662,497    $ 4,942,970     $3,662,587
   Total Assets                       $10,554,778    $10,608,902     $9,943,266    $10,072,211     $7,598,596
   Current Liabilities                $ 1,729,861    $ 1,975,932     $1,694,917    $ 1,892,134     $  939,751
   Long Term Debt, net of
   current portion                    $ 1,489,067    $ 1,555,040     $1,634,669    $ 1,715,048     $  621,832
   Total Liabilities                  $ 3,421,498    $ 3,724,257     $3,519,754    $ 3,753,682     $1,681,052
   Shareholders' Equity               $ 7,133,280    $ 6,884,645     $6,423,512    $ 6,318,529     $5,917,544
 Statement of Operations:
   Total Sales                        $ 4,324,160    $ 4,568,561     $3,961,107    $ 4,278,000     $3,073,004
   Cost of Goods Sold                 $ 2,976,173    $ 2,882,054     $2,766,903    $ 2,978,782     $2,225,943
   Selling, General and
   Administrative Expenses            $   904,313    $   910,992     $  961,439    $   656,242     $  651,787
   Net Income (Loss)                  $   253,622    $   451,123     $  116,830    $   400,930     $  112,355
 Basic and diluted Earnings
 per Share                            $      0.08    $      0.14     $     0.04    $      0.12     $     0.03

 Financial Information for           Fiscal Year   Fiscal Year   Fiscal Year  Three Months  Three Months
 specified periods                    April 30,     April 30,     April 30,      July 31,      July 31,
                                        2000          1999         1998          2000           1999
 Balance Sheet:
   Current Assets                    $ 5,379,080   $ 3,457,644   $3,556,309   $ 5,257,098    $3,662,587
   Total Assets                      $10,608,902   $ 7,438,221   $7,514,201   $10,554,778    $7,598,596
   Current Liabilities               $ 1,975,932   $   865,692   $1,156,514   $ 1,729,861    $  939,751
   Long Term Debt, net of
    current portion                  $ 1,555,040   $   664,203   $  802,353   $ 1,489,067    $  621,832
   Total Liabilities                 $ 3,724,257   $ 1,633,032   $2,010,146   $ 3,421,498    $1,681,052
   Shareholders' Equity              $ 6,884,645   $ 5,805,189   $5,504,055   $ 7,133,280    $5,917,544
 Statement of Operations:
   Total Sales                       $15,880,672   $10,206,832   $9,242,530   $ 4,324,160    $3,073,004
   Cost of Goods Sold                $10,853,682   $ 7,630,669   $6,613,046   $ 2,976,173    $2,225,943
   Selling, General and
   Administrative Expenses           $ 3,180,460   $ 2,108,038   $1,758,667   $   904,313    $  651,787
   Net Income                        $ 1,081,238   $   261,534   $  659,716   $   253,622    $  112,355
 Basic and diluted Earnings
 per Share                           $      0.33   $      0.08   $     0.20   $      0.08    $     0.03

Results of Operations for the three months ended July 31, 2000 and 1999
-----------------------------------------------------------------------

Results of operations for the three months ended July 31, 2000 were highlighted by strong sales of the specialty frozen beverage products, the OSCAR'S(R) brand of flavoring syrups to the specialty coffee industry and the sales of private label flavoring syrups to the Company's major customer.

Net sales for the three months ended July 31, 2000 and 1999 were $4,324,160 and $3,073,004, respectively, which represents a 41% increase. For the three months ended July 31, 2000, private label syrup sales increased by 28.5%, the Company's branded syrup products sales increased by 71.2% and the specialty frozen beverage products increased by 119.8%, while the sales of other Company products decreased by 9.5%, all as compared to the three months ended July 31, 1999. Private label syrup, Company branded syrup, specialty frozen beverage products, and other Company products represented 63.0%, 21.1%, 13.0% and 3.0% of gross sales, respectively, for the three months ended July 31, 2000. The Company's private label sales increased primarily as a result of a 37.1% increase in sales to the Company's largest private label customer. The Company's branded syrup products' sales increased primarily as a result of additional sales due to the acquisition of the OSCAR'S(R) brand of flavoring syrups. The sales of the specialty frozen beverage products increased due to continued development of this product line after its successful introduction in fiscal year 2000. The sales of other Company products decreased due to continued weakening sales of most of the products within this group except Sugars & Toppings, Flavoring Extracts and Rice Bran Oil.

During the three-month period ended July 31, 2000, the Company experienced lower production and material costs but higher freight-out costs, as a percentage of net sales, compared to the same three-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, decreased to 68.8% for the three months ended July 31, 2000, compared to 72.4% for the same quarter last year. Cost of sales increased by $750,230, including $283,563 associated with Oscars operations, for the three months ended July 31, 2000, compared to the three months ended July 31, 1999 as a result of higher sales volume.

Total selling, general and administrative expenses increased by 38.7%, or $252,526, for the three months ended July 31, 2000, compared to the three months ended July 31, 1999. This increase included $122,363 in additional expenses associated with Oscars' operations. The increase in selling, general and administrative expenses was principally a result of the addition of Oscars, growth in the size of the sales and marketing staff, expansion of international sales efforts and efforts to market the specialty frozen beverage products. Selling, general and administrative expenses, as a percentage of net sales, decreased to 20.9% compared to 21.2% for the three months ended July 31, 2000 and 1999, respectively.

Interest expense for the three months ended July 31, 2000 increased by $21,656 compared to the three months ended July 31, 1999. The increase reflects an increase in the average principal amount of outstanding notes payable, primarily associated with the acquisition of Oscars.

The Company reported total net other expense of $870 for the three months ended July 31, 2000 compared to total net other expense of $1,361 for the three months ended July 31, 1999. The Company also reported interest income of $7,623 for the current quarter compared to $8,872 for the first quarter last year. The decrease in interest income is associated with a lower rate of return on a life insurance policy offset by higher levels of invested cash for the current period.

Income before income tax expense increased by $225,986 for the three months ended July 31, 2000 from $186,978 for the three months ended July 31, 1999. This 120.9% increase can mainly be attributed to higher net sales levels along with lower cost of sales and selling, general and administrative expenses as a percentage of net sales.

The Company recorded income tax expense of $159,342 for the three months ended July 31, 2000. For the three months ended July 31, 1999, the Company recorded income tax expense of $74,623. The increase is due to an increase in taxable income offset by a lower effective tax rate.

As a result of the foregoing, the Company reported net income of $253,622, or $0.08 per basic and diluted weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended July 31, 2000 compared to net income of $112,355 or $0.03 per basic and diluted weighted average number of Common Shares outstanding for the three months ended July 31, 1999. The basic weighted average number of Common Shares outstanding was 3,285,865 for each three-month period.

Liquidity and Capital Resources
-------------------------------

The working capital and working capital ratio as of July 31, 2000 and July 31, 1999 were $3,527,237 and 3.04 to 1 and $2,722,836 and 3.90 to 1, respectively.
The increase in working capital for July 31, 2000 compared to July 31, 1999 was primarily a result of a $538,601 increase in the Company's cash and cash equivalents, a $583,345 increase in the Company's accounts receivable, a $454,368 increase in the Company's inventory, a $15,466 increase in deferred income taxes and a $2,731 increase in prepaid expenses offset by a $359,443 increase in accounts payable, a $201,616 increase in accrued taxes, a $159,078 increase in debt-related current liabilities and a $69,973 increase in the Company's accrued expenses. The increase in accounts receivable was a result of strong sales in July 2000 compared to July 1999. The increase in inventory was the net result of increases associated with the acquisition of Oscars' inventory. The increase in prepaid expenses is primarily a result of prepaid rent. The increase in accounts payable is a result of the Company's strong sales in July 2000 and the related purchases of raw materials. The increase in accrued taxes is a result of higher income tax payable due to higher net taxable income for the period. The increase in accrued expenses primarily reflects increases in accrued vacations and employee health insurance claims. The increase in debt-related current liabilities is the result of debt and other long term liabilities associated with the acquisition of Oscars.

The Company's operating activities, for the three months ended July 31, 2000, provided net cash of $174,620. The Company used $219,341 to acquire equipment and trademarks, and also the investment in life insurance policies decreased by $6,911. The Company also used $81,797 to make principal payments on a mortgage note payable and on capital leases. The Company decreased its line of credit by $3,903, and the net cash surrender value of a life insurance policy decreased by $6,911. Consequently, during this period, cash and cash equivalents decreased by $128,395 after a $4,885 decrease in cash as the result of the effect of exchange rate changes. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

As of September 7, 2000, $200,000 of the Company's $400,000 line of credit with First Knox National Bank has been pledged via a standby letter of credit as a guarantee to Canadian Imperial Bank of Commerce ("CIBC") on Oscars $286,432 CDN overall credit limit with CIBC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit #27 - Financial Data Schedule


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date: September 14, 2000                STEARNS & LEHMAN, INC.
                                              (Registrant)


                                         /s/ William C. Stearns
                                        ----------------------------------
                                        William C. Stearns
                                        President


                                         /s/ John A. Chuprinko
                                        ---------------------------------
                                        John A. Chuprinko
                                        Chief Financial Officer
                                        (Principal Accounting Officer)