Form 10QSB
period 2000-10-31
STEARNS & LEHMAN INC
filed 2000-12-12
CIK 884900

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-QSB


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2000

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------

                              --------------------


                           COMMISSION FILE NO. 0-21879

                              --------------------

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

                                  (419)522-2722
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

As of December 8, 2000, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ---

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2000 , April 30, 2000 and October 31, 1999
-------------------------------------------------------------------------------

                                                                      OCTOBER 31,        APRIL 30,        OCTOBER 31,
                            ASSETS                                       2000              2000              1999
                                                                      (UNAUDITED)                         (UNAUDITED)

Current assets:
   Cash and cash equivalents                                    $       864,663   $     1,088,890   $       263,588

   Trade accounts receivable, net of allowance for doubtful
      accounts of $61,068, $70,000 and $54,797 as of
      October 31, 2000, April 30, 2000 and October 31, 1999           2,786,726         2,122,020         2,541,869
   Inventory                                                          2,286,899         1,986,564         1,990,722
   Prepaid expenses and other                                            84,119           109,747           100,050
   Deferred income taxes                                                 54,280            71,859            46,741
                                                                ----------------  ----------------  ----------------

            Total current assets                                      6,076,687         5,379,080         4,942,970
                                                                ----------------  ----------------  ----------------

Property and equipment:
   Land                                                                  73,928            73,928            73,928
   Buildings                                                          1,829,823         1,829,823         1,829,823
   Building improvements                                                103,289            93,934            91,809
   Leasehold improvements                                               186,386           178,540            13,126
   Machinery and equipment                                            2,433,412         2,181,742         2,229,977
   Office equipment                                                     502,018           476,151           434,553
   Tooling                                                              131,736           135,425           131,774
   Vehicles                                                              40,401            40,401            40,401
                                                                ----------------  ----------------  ----------------

                                                                      5,300,993         5,009,944         4,845,391

         Less accumulated depreciation                                1,560,736         1,365,811         1,333,490
                                                                ----------------  ----------------  ----------------

            Net property and equipment                                3,740,257         3,644,133         3,511,901
                                                                ----------------  ----------------  ----------------

Goodwill and other intangible assets, net                             1,362,831         1,461,660         1,522,684
Cash surrender value of life insurance                                  102,251            95,547            64,166
Trademarks and patents, net                                              11,487            12,102            12,620
Other assets                                                             15,310            16,380            17,870
                                                                ----------------  ----------------  ----------------

            Total assets                                        $    11,308,823   $    10,608,902   $    10,072,211
                                                                ================  ================  ================

CONTINUED

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2000 , April 30, 2000 and October 31, 1999
-------------------------------------------------------------------------------

                                                                    OCTOBER 31,        APRIL 30,        OCTOBER 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY                      2000              2000              1999
                                                                    (UNAUDITED)                         (UNAUDITED)

Current liabilities:
   Accounts payable                                             $     1,143,855   $       829,625   $     1,184,613
   Accrued taxes                                                        462,132           667,758           262,597
   Accrued expenses                                                     201,739           161,194           140,052
   Lines of credit                                                       70,966           102,713            63,033
   Current portion of notes payable                                      90,314           129,757           159,947
   Current portion of other long-term liabilities                        87,192            84,885            81,892
                                                                ----------------  ----------------  ----------------

            Total current liabilities                                 2,056,198         1,975,932         1,892,134
                                                                ----------------  ----------------  ----------------

Long-term liabilities:
   Notes payable, net of current portion                              1,221,994         1,318,645         1,433,875
   Other long term liabilities, net of current portion                  188,550           236,395           281,173
   Deferred income taxes                                                200,182           193,285           146,500
                                                                ----------------  ----------------  ----------------

            Total long-term liabilities                               1,610,726         1,748,325         1,861,548
                                                                ----------------  ----------------  ----------------

            Total liabilities                                         3,666,924         3,724,257         3,753,682
                                                                ----------------  ----------------  ----------------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized, 3,289,165 issued and 3,285,865 outstanding as of October 31, 2000, April 30, 2000 and
      October 31, 1999,
      respectively                                                        3,629             3,629             3,629
   Additional paid-in capital                                         5,248,461         5,248,461         5,248,461
   Retained earnings                                                  2,401,264         1,647,537         1,079,584
   Accumulated other comprehensive gain (loss)                            1,745           (1,782)                55
                                                                ----------------  ----------------  ----------------

                                                                      7,655,099         6,897,845         6,331,729

         Less treasury stock at cost; 3,300 shares                       13,200            13,200            13,200
                                                                ----------------  ----------------  ----------------

            Total shareholders' equity                                7,641,899         6,884,645         6,318,529
                                                                ----------------  ----------------  ----------------

            Total liabilities and shareholders' equity          $    11,308,823   $    10,608,902   $    10,072,211
                                                                ================  ================  ================



        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three months ended October 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                                                       2000               1999

Sales                                                                            $     5,310,076   $      4,278,000
Cost of sales                                                                          3,509,808          2,978,782
                                                                                 ----------------  -----------------

            Gross profit                                                               1,800,268          1,299,218

Selling, general and administrative expenses                                             965,140            656,242
                                                                                 ----------------  -----------------

Income from operations                                                                   835,128            642,976
                                                                                 ----------------  -----------------

Other income (expense), net:

   Interest expense                                                                     (36,680)           (24,113)
   Interest income                                                                        28,742             12,028
   Other, net                                                                            (6,983)                813
                                                                                 ----------------  -----------------


Income before income tax expense                                                         820,207            631,704
                                                                                 ----------------  -----------------

   Income tax expense:
      Current                                                                            317,878            230,858
      Deferred                                                                             2,224               (84)
                                                                                 ----------------  -----------------

            Total income tax expense                                                     320,102            230,774
                                                                                 ----------------  -----------------

            Net income                                                           $       500,105   $        400,930
                                                                                 ================  =================

            Earnings per share - Basic                                           $           .15   $            .12
                                                                                 ================  =================

            Earnings per share - Diluted                                         $           .15   $            .12
                                                                                 ================  =================

Basic weighted-average common shares outstanding                                       3,285,865          3,285,865
                                                                                 ================  =================

Diluted weighted-average common shares outstanding                                     3,295,642          3,285,865
                                                                                 ================  =================




        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the six months ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                       2000               1999

Sales                                                                            $     9,634,236   $      7,351,004
Cost of sales                                                                          6,485,981          5,204,724
                                                                                 ----------------  -----------------

            Gross profit                                                               3,148,255          2,146,280

Selling, general and administrative expenses                                           1,869,453          1,308,030
                                                                                 ----------------  -----------------

Income from operations                                                                 1,278,802            838,250
                                                                                 ----------------  -----------------

Other income (expense), net:

   Interest expense                                                                     (74,143)           (39,919)
   Interest income                                                                        36,365             20,899
   Other, net                                                                            (7,853)              (548)
                                                                                 ----------------  -----------------


Income before income tax expense                                                       1,233,171            818,682
                                                                                 ----------------  -----------------

   Income tax expense:
      Current                                                                            453,265            289,519
      Deferred                                                                            26,179             15,878
                                                                                 ----------------  -----------------

            Total income tax expense                                                     479,444            305,397
                                                                                 ----------------  -----------------

            Net income                                                           $       753,727   $        513,285
                                                                                 ================  =================

            Earnings per share - Basic                                           $           .23   $            .15
                                                                                 ================  =================

            Earnings per share - Diluted                                         $           .23   $            .15
                                                                                 ================  =================

Basic weighted-average common shares outstanding                                       3,285,865          3,285,865
                                                                                 ================  =================

Diluted weighted-average common shares outstanding                                     3,292,589          3,285,865
                                                                                 ================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS* EQUITY (UNAUDITED) For the year ended April 30, 2000 and the six months ended October 31, 2000
-----------------------------------------------------------------------------

                                                                             ACCUMULATED

                        NUMBER OF                ADDITIONAL                     OTHER                    TOTAL SHARE-
                          COMMON      COMMON      PAID-IN       RETAINED    COMPREHENSIVE    TREASURY      HOLDERS*
                          SHARES      SHARES      CAPITAL       EARNINGS     GAIN (LOSS)      SHARES        EQUITY
                        ----------- ---------  -------------- ------------- --------------- ------------ -------------

Balance at April 30,     3,285,865  $   3,629   $  5,248,461  $    566,299  $         -     $  (13,200)  $  5,805,189
1999

   Net income                               -              -     1,081,238            -              -      1,081,238

   Translation                              -              -             -       (1,782)             -         (1,782)
Adjustment
                                                                                                         -------------

   Comprehensive income                                                                                     1,079,456

                        ----------- ----------  ------------ ------------- --------------- ------------ --------------

Balance at April 30,      3,285,865      3,629     5,248,461     1,647,537       (1,782)       (13,200)     6,884,645
2000

   Net income                                -             -       753,727            -              -        753,727

   Translation                               -             -             -        3,527              -          3,527
Adjustment
                                                                                                         -------------

   Comprehensive income                                                                                       757,254

                        ----------- ----------  ------------ ------------- --------------- ------------ --------------

Balances at               3,285,865  $   3,629  $  5,248,461  $  2,401,264  $     1,745     $  (13,200)  $  7,641,899
   October 31, 2000     =========== ==========  ============ ============= =============== ============ ==============





        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended October 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                                                       2000               1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                       $       753,727   $S       513,285
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                                    10,152             18,822
      Depreciation and amortization                                                      299,596            212,217
      Gain on the sale of fixed property and equipment                                     4,970                  -
      Deferred income taxes                                                               26,179             15,878
Changes in assets and liabilities:
      Trade accounts receivable                                                        (674,858)        (1,388,635)
      Inventory                                                                        (300,335)           (52,854)
      Prepaid expenses and other                                                          25,627            102,871
      Accounts payable                                                                   314,230            589,773
      Accrued taxes                                                                    (205,626)            181,398
      Accrued expenses                                                                    40,545             18,287
                                                                                 ----------------  -----------------
            Net cash provided by operating activities                                    294,207            211,042
                                                                                 ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                                  (306,991)           (82,505)
   Proceeds from sale of property and equipment                                            6,900                  -
   Cash surrender value of life insurance, net                                           (6,704)           (13,077)
   Acquisition of business                                                                     -          (921,024)
   Purchase of other assets                                                                    -            (7,354)
                                                                                 ----------------  -----------------
            Net cash used in investing activities                                      (306,795)        (1,023,960)
                                                                                 ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowing under notes payable                                                               -            800,000
   Net borrowing (payments) under line of credit                                        (31,747)              1,191
   Principal payments on long-term debt and capital leases                             (181,632)           (85,168)
                                                                                 ----------------  -----------------
            Net cash used in financing activities                                      (213,379)            716,023
                                                                                 ----------------  -----------------

Effect of exchange rate changes on cash                                                    1,740            (1,385)
                                                                                 ----------------  -----------------
Net decrease in cash and cash equivalents                                              (224,227)           (98,280)

Cash and cash equivalents, beginning of year                                           1,088,890            361,868
                                                                                 ----------------  -----------------

Cash and cash equivalents, end of quarter                                        $       864,663   $        263,588
                                                                                 ================  =================

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS (UNAUDITED), CONTINUED
For the six months ended October 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                                                       2000               1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

      Interest                                                                   $        74,216   $         39,547
                                                                                 ================  =================

      Income taxes                                                               $       691,974   $              -
                                                                                 ================  =================





        The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2000 and 1999
-------------------------------------------------------------------------------

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS:

     The consolidated financial statements as of and for the three and six months ended October 31, 2000 and 1999 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended April 30, 2000 and April 30, 1999. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.   INVENTORY

     The major components of inventory at October 31, 2000 and 1999 were as follows:

                                                2000               1999

          Raw materials                  $      1,052,237   $        981,993
          Work in process                          23,312              6,054
          Finished goods                        1,211,350          1,002,675
                                         -----------------  -----------------

          Total inventory                $      2,286,899   $      1,990,722
                                         =================  =================


3.   EARNINGS PER SHARE

     Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average of dilutive warrants outstanding.

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
      WEIGHTED AVERAGE COMMON                             OCTOBER 31,                      OCTOBER 31,
                                                 -------------------------------  -------------------------------
      SHARES OUTSTANDING                             2000             1999            2000             1999
      -----------------------------------------  --------------  ---------------  --------------  ---------------

      Common shares issued                           3,289,165        3,289,165       3,289,165        3,289,165
      Treasury shares                                  (3,300)          (3,300)         (3,300)          (3,300)
                                                 --------------  ---------------  --------------  ---------------
         Basic shares                                3,285,865        3,285,865       3,285,865        3,285,865
         Dilutive effect of warrants                     9,777                0           6,724                0
                                                 --------------  ---------------  --------------  ---------------
       Diluted shares                                3,295,642        3,285,865       3,292,589        3,285,865
                                                 ==============  ===============  ==============  ===============

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2000 and 1999
-------------------------------------------------------------------------------

4.   NOTES PAYABLE

     Notes payable at October 31, 2000 and 1999 consisted of the following:


                                                                      2000               1999

Note payable to a bank, collateralized by real estate,
accounts receivable, inventory, and equipment,  payable in
monthly installments of $9,071, including  interest, at a
rate of weekly average yield on U.S.  Treasury securities
plus 3.25% adjusted not more  than once per five years
(interest rate of 7.81% as of  April 30, 2000 and 1999), due
on October 1, 2007.                                               $   578,327      $   638,713


Note payable to a bank, collateralized by real estate,
accounts receivable, inventory, and equipment,  payable on
November 1, 2004, with monthly interest payments at a rate of prime adjusted not more than once per year (interest rate of
8.25% as of April 30, 2000).                                          680,003          800,000


Note payable to a company, unsecured, payable in monthly
installments of $7,111 including interest, at a rate of 8.25%
per annum commencing July 1, 1999, due on December 1, 2000.             7,062           88,138


Note payable to a bank, collateralized by accounts receivable, inventory, and equipment, payable in monthly installments of
$2,750 CDN including interest at a rate of prime plus 0.25%,
(7% as of April 30, 2000) due on March 1, 2003.                        46,916           66,971

                                                               ----------------   ----------------

Total notes payable                                                  1,312,308          1,593,822
Less current portion                                                    90,314            159,947
                                                               ----------------   ----------------

                                                               $     1,221,994    $     1,433,875
                                                               ================   ================

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2000 and 1999
-------------------------------------------------------------------------------

5.   INCOME TAXES

     The components of the net deferred tax liability at October 31, 2000 and 1999 are as follows:

                                                                              2000              1999
        Deferred tax assets:
        Net operating loss carryforwards                               $        90,223   $        101,501
        Alternative minimum tax credit                                               -              6,867
        Allowance for doubtful accounts                                         23,206             20,823
        Other                                                                   19,796              7,773
                                                                      ----------------  -----------------

        Gross deferred tax assets                                              133,225            136,964

        Deferred tax liabilities:
        Goodwill                                                                47,697                  -
        Property and equipment                                                 231,430            236,723
                                                                      ----------------  -----------------

        Net deferred tax liability                                     $     (145,902)   $       (99,759)
                                                                      ================  =================

     The Company had net operating loss carryforwards available of $298,531 and $331,701 at April 30, 2000 and 1999, respectively, from the purchase of Select Origins, of which $33,170 is available to deduct each year through April 30, 2009.

6.   LINES OF CREDIT

     On December 2, 1996, the Company signed a Line of Credit Agreement with a U.S. bank for $400,000 with interest at a rate of prime. This Line of Credit Agreement was renewed on September 21, 2000 and expires on September 21, 2001. This agreement is collateralized by substantially all the assets of the Company and contains covenants that require the Company to maintain certain minimum working capital and net worth and to maintain certain quick and current ratios. As of October 31, 2000, there was no outstanding balance under this agreement. Under a Standby Letter of Credit issued to a Canadian bank, $200,000 of this Line of Credit was pledged as collateral for a Credit Agreement with such Canadian bank. This Canadian agreement includes a Demand Line of Credit of $121,737 with interest at a rate of prime and contains covenants covering Oscar Skollsberg's Food Technique Limited, the Company's subsidiary, current ratio, minimum shareholders' equity, capital expenditures and dividends. As of October 31, 2000, there was a balance of $70,966 outstanding under this Canadian agreement.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2000 and 1999
-------------------------------------------------------------------------------

7.   SHIPPING AND HANDLING FEES

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is to become effective for the Company no later than the fourth quarter of the fiscal year ending April 30, 2001. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods sold and should be classified as revenue. The Company currently nets freight revenues against freight expenses within cost of sales. The Company is currently evaluating the requirements and effects of EITF 00-10, and estimates that implementation will result in an increase in revenues of 1.2% with a corresponding increase in cost of sales of 1.7%. There will be no effect on the dollar amount of the Company's gross profit or net income.

8.   SUBSEQUENT EVENTS

     On November 3, 2000, the Company and Bunge Foods Corporation ("Bunge") signed a letter of intent in which the Company would purchase, from Bunge, the Food Service Syrups & Toppings Business. This Business is defined as
     (a) machinery and equipment comprising of a can line, pouch line, jug line and extract line, (b) inventories; (c) certain intellectual property, including trademarks, customer lists and know how, goodwill, including goodwill associated with customer relationships and certain other assets. The purchase price for the Business would approximate $6,800,000 plus (a) an amount up to $4,700,000 based on a formula amount relating to net sales to a major customer of the Business for the two years subsequent to the proposed acquisition date, and (b) 1% of net sales to the same customer in excess of a target quantity for the same two years subsequent to the proposed acquisition date. Net sales for this Business, for the twelve months ending December 31, 2000, is estimated to be approximately $17,000,000. The Company has placed $500,000 of the purchase price in an escrow account pursuant to the terms of an escrow agreement entered into with Bunge.

     On December 1, 2000, The Huntington National Bank ("Huntington") provided a commitment, subject to certain closing requirements specified by Huntington, to provide financing for the Bunge acquisition and for the Company's anticipated capital expenditure needs. The commitment includes a $500,000 revolving line of credit, an $11,500,000 term loan and a $3,900,000 capital expenditure draw note. Huntington also committed to a $583,000 mortgage note and a $693,000 time loan to replace existing loans that the Company currently has with First-Knox National Bank.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, development activity, availability of financing for development, government regulations, competition, and issues related to managing rapid growth and business expansion, including without limitation, generating revenues or other sources of funds necessary to repay Company debt incurred with respect to growth and expansion (See Note 8 of the Notes to Consolidated Financial Statements).

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

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major multi-national manufacturer and supplier of flavoring syrups for the specialty coffee industry with 78 employees. The Company's customer list includes a number of top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Advantica Restaurant Group, Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Borders, Inc., Caribou Coffee Company, Sara Lee's Superior Coffee Division, Sysco Food Service and Tate & Lyle. The Company does not have any long-term supply agreements with any of these customers except Starbucks, Caribou Coffee Company, The Coffee Beanery, Tate & Lyle and Advantica Restaurant Group, Inc. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

PLAN OF OPERATION

The sales of flavored syrup to the specialty coffee industry continues to be the primary focus of the Company's business plans for the fiscal year ending April 30, 2001. This focus includes a significant push into the international markets and greatly enhancing the Company's marketing channels. The Company also plans to continue its efforts to increase product diversity. This includes further development of the specialty frozen beverage line along with developing other new product lines. Increased product diversity and strengthened syrup sales are part of the Company's strategic acquisition plans along with enhancing market position and providing for revenue growth. Finally, the Company is continually dedicated to increasing manufacturing efficiencies. As a result of the search for strategic acquisitions, the Company, on November 3, 2000, signed a letter of intent to purchase the food-service syrups and toppings business of Bunge Foods, a subsidiary of the Bunge Corporation. The products of this business would expand the Company's syrup product line to meet the broader needs of the general food-service industry. In addition, the various sauce and topping products will increase the diversity of products that the Company manufactures and sells. The sauce and topping products also have synergistic value, with the Company's existing products, as they are also used in the specialty coffee industry. See
Note 8 of the Notes to Consolidated Financial Statements.

The Company's plans to intensify its international efforts are in response to the rapid expansion of various United States based specialty coffee retailers into the international marketplace and the rapid growth of United States style specialty coffee shops in various countries. The Company believes that with the emergence of its in-house product development team, the Company can tailor its products and packaging to meet the specific requirements of an international region or a specific country. The Company believes that it has a competitive advantage in the international marketplace due to its experience in producing and delivering a broad range of products to its private-label customers. For the year ending April 30, 2001, the Company plans to increase its international trade show presence, improve its international distribution channels, and increase the frequency and length of its international sales excursions. During the second quarter of fiscal 2001, the Company participated in a large European trade show and received a initial syrup order, valued at approximately $200,000 from an European company, for delivery in the third quarter.

The Company also plans a major initiative to improve its marketing channels on all fronts. During the second quarter of fiscal 2001, the Company hired John Ludwig as National Sales Manager. Mr. Ludwig has extensive sales management experience, including fifteen years with Ocean Spray Cranberries, and will lead the reorganization of the Company's sales and marketing department. The team that the Company is assembling will enable the Company to invigorate and focus its sales and marketing efforts.

The Company's experienced research and development team, utilizing a modern research lab at its Mansfield facility, continues to work on a broad number of new product initiatives. These initiatives range from specific, private-label customer requests to enhancements to the existing frozen beverage line of products. These efforts, during the past six months, have yielded a number of modifications to existing products and enhancements to the frozen beverage product line. The work on the frozen beverage product line is believed to be especially beneficial, as the Company believes that this market will yield rapid growth, with the total market size several times larger than the specialty coffee market. The plans call for the Company's sales team to continue to aggressively pursue the frozen beverage market in both domestic and international markets, in conjunction with increased advertising and marketing expenditures.

The Company has made the goal of increasing customer satisfaction, along with lowering production costs, a constant element of it operational plans. To increase customer satisfaction, the Company plans to continue to develop additional customer support programs in order to meet marketplace demands. The current emphasis of these programs is to provide in-house services that dramatically reduce product development time on customer requests. In its efforts to lower production costs, the Company, in late April 1999, acquired new production equipment for its Mansfield, Ohio facility. This production equipment greatly enhanced production efficiency. As a result of the experience at the Mansfield facility, along with increased production demands at the Kent, Washington facility, the Company, in July 2000, added similar equipment at the Kent facility. This equipment provided an immediate cost benefit.




             [The remainder of this page intentionally left blank.]

SELECTED SUMMARY FINANCIAL INFORMATION


QUARTERLY INFORMATION FOR           2ND QUARTER     1ST QUARTER      4TH QUARTER     3RD QUARTER      2ND QUARTER
INDICATED FISCAL YEARS                FY 2001         FY 2001          FY 2000         FY 2000          FY 2000

BALANCE SHEET:
   CURRENT ASSETS                 $  6,076,687     $  5,257,098      $  5,379,080    $  4,662,497     $  4,942,970
   TOTAL ASSETS                   $ 11,308,823     $ 10,554,778      $ 10,608,902    $  9,943,266     $ 10,072,211
   CURRENT LIABILITIES            $  2,056,198     $  1,729,861      $  1,975,932    $  1,694,917     $  1,892,134
   LONG TERM DEBT, NET OF
   CURRENT PORTION                $  1,410,544     $  1,489,067      $  1,555,040    $  1,634,669     $  1,715,048
   TOTAL LIABILITIES              $  3,666,924     $  3,421,498      $  3,724,257    $  3,519,754     $  3,753,682
   SHAREHOLDERS' EQUITY           $  7,641,899     $  7,133,280      $  6,884,645    $  6,423,512     $  6,318,529

STATEMENT OF OPERATIONS:
   TOTAL SALES                    $  5,310,076     $  4,324,160      $  4,568,561    $  3,961,107     $  4,278,000
   COST OF GOODS SOLD             $  3,509,808     $  2,976,173      $  2,882,054    $  2,766,903     $  2,978,782
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        $    965,140     $    904,313      $    910,992    $    961,439     $    656,242
   NET INCOME                     $    500,105     $    253,622      $    451,123    $    116,830     $    400,930

BASIC AND DILUTED EARNINGS
PER SHARE                         $       0.15     $       0.08      $       0.14    $       0.04     $       0.12



FINANCIAL INFORMATION FOR           FISCAL YEAR     FISCAL YEAR      FISCAL YEAR      SIX MONTHS      SIX MONTHS
SPECIFIED PERIODS                 APRIL 30, 2000   APRIL 30, 1999  APRIL 30, 1998    OCTOBER 31,      OCTOBER 31,
                                                                                         2000            1999
BALANCE SHEET:
   CURRENT ASSETS                 $  5,379,080     $  3,457,644      $  3,556,309    $   6,076,687    $   4,942,970
   TOTAL ASSETS                   $ 10,608,902     $  7,438,221      $  7,514,201    $                $
   CURRENT LIABILITIES            $  1,975,932     $    865,692      $  1,156,514    $  11,308,823    $  10,072,211
   LONG TERM DEBT, NET OF
   CURRENT PORTION                $  1,555,040     $    664,203      $    802,353    $   1,410,544    $   1,715,048
   TOTAL LIABILITIES              $  3,724,257     $  1,633,032      $  2,010,146    $   3,666,924    $   3,753,682
   SHAREHOLDERS' EQUITY           $  6,884,645     $  5,805,189      $  5,504,055    $   7,641,899    $   6,318,529

STATEMENT OF OPERATIONS:
   TOTAL SALES                    $ 15,880,672     $ 10,206,832      $  9,242,530    $   9,634,236    $   7,351,004
   COST OF GOODS SOLD             $ 10,853,682     $  7,630,669      $  6,613,046    $   6,485,981    $   5,204,724
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        $  3,180,460     $  2,108,038      $  1,758,667    $   1,869,453    $   1,308,030
   NET INCOME                     $  1,081,238     $    261,534      $    659,716    $     753,727    $     513,285

BASIC AND DILUTED EARNINGS
PER SHARE                         $       0.33      $      0.08       $      0.20    $        0.23    $       0.15


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

Results of operations for the three months ended October 31, 2000 were highlighted by record quarterly sales. The sales were paced by strong private label syrup sales, continued strong sales of the specialty frozen beverage products, and sales of the OSCAR'S(R) brand of flavoring syrups to the specialty coffee industry.

Net sales for the three months ended October 31, 2000 and 1999 were $5,310,076 and $4,278,000, respectively, which represents a 24% increase. For the three months ended October 31, 2000, private label syrup sales increased by 21.3%, the Company's branded syrup products sales increased by 17.6% and the specialty frozen beverage products increased by 109.9%, while the sales of other Company products increased by 21.3%, all as compared to the three months ended October 31, 1999. Private label syrup, Company branded syrup, specialty frozen beverage products, and other Company products represented 72.0%, 16.9%, 7.4% and 3.7% of gross sales, respectively, for the three months ended October 31, 2000. The Company's private label sales increased as a result of a 16.8%, a 87.8%, a 31.4% and a 63.2% increase in sales to the Company's first, second, fourth and fifth largest private label customers, respectively. The Company's branded syrup products' sales increased as a result of additional sales due to the acquisition of the OSCAR'S(R) brand of flavoring syrups; this increase offset decreases in the sales of the DOLCE(R) and SENZA brands of flavoring syrups. The sales of the specialty frozen beverage products increased due to continued development of this product line after its successful introduction in fiscal year 2000. The sales of other Company products increased due to sales of Cod Liver Oil and Cinnamon Sticks & Mulling Spices, while all other products within this group decreased in sales.

During the three-month period ended October 31, 2000, the Company experienced lower production costs as a percentage of net sales, compared to the same three-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, decreased to 66.1% for the three months ended October 31, 2000, compared to 69.64% for the same quarter last year. Cost of sales increased by $531,026, including $180,952 associated with the acquisition of Oscars operations, for the three months ended October 31, 2000, compared to the three months ended October 31, 1999 as a result of higher sales volume.

Total selling, general and administrative expenses increased by 47.1%, or $308,898, for the three months ended October 31, 2000, compared to the three months ended October 31, 1999. This increase included $82,196 in additional expenses associated with acquisition of Oscars' operations. The increase in selling, general and administrative expenses was principally a result of the addition of Oscars, growth in the size of the sales and marketing staff, expansion of international sales efforts and efforts to market the specialty frozen beverage products. Selling, general and administrative expenses, as a percentage of net sales, increased to 18.2% compared to 15.4% for the three months ended October 31, 2000 and 1999, respectively.

Interest expense for the three months ended October 31, 2000 increased by $12,567 compared to the three months ended October 31, 1999. The increase reflects an increase in the average principal amount of outstanding notes payable, primarily associated with the acquisition of Oscars.

The Company reported total net other expense of $6,983 for the three months ended October 31, 2000 compared to total net other income of $813 for the three months ended October 31, 1999. The Company also reported interest income of $28,742 for the current quarter compared to $12,028 for the second quarter last year.

Income before income tax expense increased to $820,207 for the three months ended October 31, 2000 from $631,704 for the three months ended October 31, 1999. This 29.89% increase can mainly be attributed to higher net sales levels along with lower cost of sales as a percentage of net sales.

The Company recorded income tax expense of $320,102 for the three months ended October 31, 2000. For the three months ended October 31, 1999, the Company recorded income tax expense of $230,774. The increase is due to an increase in taxable income and a higher effective tax rate.

As a result of the foregoing, the Company reported net income of $500,105, or $0.15 per basic and diluted weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended October 31, 2000 compared to net income of $400,930 or $0.12 per basic and diluted weighted average number of Common Shares outstanding for the three months ended October 31, 1999. The basic weighted average number of Common Shares outstanding was 3,285,865 for each three-month period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999

Results of operations for the six months ended October 31, 2000 were highlighted by strong sales of the specialty frozen beverage products, the OSCAR'S(R) brand of flavoring syrups to the specialty coffee industry and the sales of private label flavoring syrups to the Company's major customer.

Net sales for the six months ended October 31, 2000 and 1999 were $9,634,236 and $7,351,004, respectively, which represents a 31% increase. For the six months ended October 31, 2000, private label syrup sales increased by 24.2%, the Company's branded syrup products sales increased by 39.82% and the specialty frozen beverage products increased by 115.6%, while the sales of other Company products increased by 6.8%, all as compared to the six months ended October 31, 1999. Private label syrup, Company branded syrup, specialty frozen beverage products, and other Company products represented 68.0%, 18.8%, 9.9% and 3.3% of gross sales, respectively, for the six months ended October 31, 2000. The Company's private label sales increased as a result of a 24.6%, a 78.4%, a 28.7% and a 22.8% increase in sales to the Company's first, second, fourth and fifth largest private label customers, respectively. The Company's branded syrup products' sales increased primarily as a result of additional sales due to the acquisition of the OSCAR'S(R) brand of flavoring syrups. The sales of the specialty frozen beverage products increased due to continued development of this product line after its successful introduction in fiscal year 2000. The sales of other Company products increased due to sales of Sugars & Toppings, Cod Liver Oil, Sub Dressing and Cinnamon Sticks & Mulling Spices offset by lower sales of other products within this group.

During the six-month period ended October 31, 2000, the Company experienced lower production and material costs but higher freight-out costs, as a percentage of net sales, compared to the same six-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, decreased to 67.3% for the six months ended October 31, 2000, compared to 70.8% for the same quarter last year. Cost of sales increased by $1,281,257, including $464,514 associated with Oscars operations, for the six months ended October 31, 2000, compared to the six months ended October 31, 1999, as a result of higher sales volume.

Total selling, general and administrative expenses increased by 42.9%, or $561,423, for the six months ended October 31, 2000, compared to the six months ended October 31, 1999. This increase included $204,559 in additional expenses associated with Oscars' operations. The increase in selling, general and administrative expenses was principally a result of the addition of Oscars, growth in the size of the sales and marketing staff, expansion of international sales efforts, efforts to market the specialty frozen beverage products and the hiring of additional professional and outside services. Selling, general and administrative expenses, as a percentage of net sales, increased to 19.4% compared to 17.8% for the six months ended October 31, 2000 and 1999, respectively.

Interest expense for the six months ended October 31, 2000 increased by $34,224 compared to the six months ended October 31, 1999. The increase reflects an increase in the average principal amount of outstanding notes payable, primarily associated with the acquisition of Oscars.

The Company reported total net other expense of $7,853 for the six months ended October 31, 2000 compared to total net other expense of $548 for the six months ended October 31, 1999. The Company also reported interest income of $36,365 for the current year compared to $20,899 for last year. The decrease in interest income is associated with a lower rate of return on a life insurance policy offset by higher levels of invested cash for the current period.

Income before income tax expense increased by $414,489 for the six months ended October 31, 2000 from $818,682 for the six months ended October 31, 1999. This 50.6% increase can mainly be attributed to higher net sales levels along with lower cost of sales as a percentage of net sales.

The Company recorded income tax expense of $479,444 for the six months ended October 31, 2000. For the six months ended October 31, 1999, the Company recorded income tax expense of $305,397. The increase is due to an increase in taxable income and a higher effective tax rate.

As a result of the foregoing, the Company reported net income of $753,727, or $0.23 per basic and diluted weighted average number of Common Shares outstanding, for the six months ended October 31, 2000 compared to net income of $513,285 or $0.15 per basic and diluted weighted average number of Common Shares outstanding for the six months ended October 31, 1999. The basic weighted average number of Common Shares outstanding was 3,285,865 for each six-month period.

LIQUIDITY AND CAPITAL RESOURCES

The working capital and working capital ratio as of October 31, 2000 and October 31, 1999 were $4,020,489 and 2.96 to 1 and $3,050,836 and 2.61 to 1, respectively. The increase in working capital for October 31, 2000 compared to October 31, 1999 was primarily a result of a $601,075 increase in the Company's cash and cash equivalents, a $244,857 increase in the Company's accounts receivable, a $296,177 increase in the Company's inventory, a $7,539 increase in deferred income taxes and a $56,400 decrease in debt-related current liabilities offset by a $15,931 decrease in prepaid expenses, a $199,535 increase in accrued taxes and a $61,687 increase in the Company's accrued expenses. The increase in accounts receivable was a result of strong sales in October 2000 compared to October 1999. The increase in inventory was the net result of increases associated with the specialty frozen beverage products and inventory acquired in anticipation of a large international syrup order. The decrease in accounts payable is a result of the Company's strong cash position and taking early payment discounts. The decrease in debt-related current liabilities is the result of a decrease in short-term liabilities associated with the acquisition of Ricter Enterprises, LTD. The decrease in prepaid expenses is primarily a result of prepaid rent and prepaid marketing expenses. The increase in accrued taxes is a result of higher income tax payable due to higher net taxable income for the period. The increase in accrued expenses primarily reflects increases in accrued vacations and employee health insurance claims.

The Company's operating activities, for the six months ended October 31, 2000, provided net cash of $294,207. The Company used $306,991 to acquire equipment and trademarks, $181,632 to make principal payments on a mortgage note payable and on capital leases and used $31,747 to decrease its line of credit. The net cash surrender value of a life insurance policy increased by $6,704. The Company also received $6,900 in proceeds from the sale of equipment. Consequently, during this period, cash and cash equivalents decreased by $224,227 after a $1,740 increase in cash as the result of the effect of exchange rate changes. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

On September 21, 2000, the Company renewed its $400,000 line of credit with First Knox National Bank ("First Knox"). As of December 8, 2000, $200,000 of the Company's $400,000 line of credit with First Knox has been pledged via a standby letter of credit as collateral to Canadian Imperial Bank of Commerce ("CIBC") on Oscars $286,432 CDN overall credit limit with CIBC. See Note 6 of the Notes to Consolidated Financial Statements.

On December 1, 2000, Huntington provided a commitment, subject to certain closing requirements specified by Huntington, for financing the Bunge acquisition and for the Company's anticipated capital expenditure needs. See
Note 8 of the Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 10, 2000, the Company held its Annual Meeting of Shareholders ("Annual Meeting") for the purposes of electing directors to serve until the next annual meeting. In addition to the election of directors, as permitted by the Company's code of regulations, a motion was made and seconded to increase the number of directors to five. The nominees for directors were unopposed. 3,285,865 Common Shares were outstanding and entitled to vote at the Annual Meeting. The number of shares present at the Annual Meeting was 1,483,554 and 1,335,624 shares were represented at the Annual Meeting by proxy. The results of the voting were as follows:

                                                                       VOTES FOR   VOTES AGAINST  ABSTAINED

Motion to increase the size of the Board of
Directors of the Company from four to five                             1,483,554         0         1,335,624

William C. Stearns for Director                                        2,813,670         0             5,508

Sally A. Stearns for Director                                          2,815,578         0             3,600

Frank E. Duval for Director                                            2,813,870         0             5,308

Carter F. Randolph, Ph.D. for Director                                 2,813,870         0             5,308

Adam "Bud" Vetter for Director                                         1,483,554         0         1,335,624


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit #27 - Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:  December 12, 2000                  STEARNS & LEHMAN, INC.
                                               (Registrant)



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