Form 10QSB
period 2001-01-31
STEARNS & LEHMAN INC
filed 2001-03-14
CIK 884900

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2001

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          ----------------    ------------------

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

As of March 7, 2001, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
January 31, 2001 , April 30, 2000 and January 31, 2000
--------------------------------------------------------------------------------

                                                                JANUARY 31,       APRIL 30,     JANUARY 31,
                            ASSETS                                  2001            2000            2000
                                                                (UNAUDITED)                     (UNAUDITED)
Current assets:
   Cash and cash equivalents                                    $ 1,022,877     $ 1,088,890     $  860,596

   Trade accounts receivable, net of allowance for doubtful
      accounts of $75,935, $70,000 and $69,373 as of
      January 31, 2001, April 30, 2000 and January 31, 2000       2,435,416       2,122,020      1,596,610
   Inventory                                                      2,381,259       1,986,564      2,024,916
   Prepaid expenses and other                                       236,442         109,747        113,108
   Deferred income taxes                                             59,929          71,859         67,267
                                                                -----------     -----------     ----------

            Total current assets                                  6,135,923       5,379,080      4,662,497
                                                                -----------     -----------     ----------

Property and equipment:
   Land                                                              73,928          73,928         73,928
   Buildings                                                      1,829,823       1,829,823      1,829,823
   Building improvements                                            144,641          93,934         91,809
   Leasehold improvements                                           186,386         178,540        138,783
   Machinery and equipment                                        2,493,906       2,181,742      2,296,532
   Office equipment                                                 529,651         476,151        465,770
   Tooling                                                          131,736         135,425        132,299
   Vehicles                                                          40,401          40,401         40,401
                                                                -----------     -----------     ----------

                                                                  5,430,471       5,009,944      5,069,345

         Less accumulated depreciation                            1,665,742       1,365,811      1,417,885
                                                                -----------     -----------     ----------

            Net property and equipment                            3,764,730       3,644,133      3,651,460
                                                                -----------     -----------     ----------

Goodwill and other intangible assets, net                         1,312,683       1,461,660      1,512,908
Cash surrender value of life insurance                               92,523          95,547         87,303
Trademarks and patents, net                                          11,183          12,102         12,231
Other assets                                                         15,310          16,380         16,867
                                                                -----------     -----------     ----------

            Total assets                                        $11,332,352     $10,608,902     $9,943,266
                                                                ===========     ===========     ==========

CONTINUED

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
January 31, 2001 , April 30, 2000 and January 31, 2000
--------------------------------------------------------------------------------

                                                                 JANUARY 31,        APRIL 30,      JANUARY 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY                   2001              2000            2000
                                                                 (UNAUDITED)                       (UNAUDITED)
Current liabilities:
   Accounts payable                                              $   875,843      $   829,625      $  849,641
   Accrued taxes                                                     441,562          667,758         367,399
   Accrued expenses                                                  195,236          161,194         129,072
   Lines of credit                                                    77,394          102,713         113,819
   Current portion of notes payable                                   84,894          129,757         148,909
   Current portion of other long-term liabilities                     90,406           84,885          86,077
                                                                 -----------      -----------      ----------

            Total current liabilities                              1,765,335        1,975,932       1,694,917
                                                                 -----------      -----------      ----------

Long-term liabilities:
   Notes payable, net of current portion                           1,160,838        1,318,645       1,367,327
   Other long term liabilities, net of current portion               168,218          236,395         267,342
   Deferred income taxes                                             171,682          193,285         190,168
                                                                 -----------      -----------      ----------

            Total long-term liabilities                            1,500,738        1,748,325       1,824,837
                                                                 -----------      -----------      ----------

            Total liabilities                                      3,266,073        3,724,257       3,519,754
                                                                 -----------      -----------      ----------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized,
      3,289,165 issued and 3,285,865 outstanding as of
      January 31, 2001, April 30, 2000 and January 31, 2000,
      respectively                                                     3,629            3,629           3,629
   Additional paid-in capital                                      5,248,461        5,248,461       5,248,461
   Retained earnings                                               2,829,438        1,647,537       1,196,414
   Accumulated other comprehensive gain (loss)                        (2,049)          (1,782)        (11,792)
                                                                 -----------      -----------      ----------

                                                                   8,079,479        6,897,845       6,436,712

         Less treasury stock at cost; 3,300 shares                    13,200           13,200          13,200
                                                                 -----------      -----------      ----------

            Total shareholders' equity                             8,066,279        6,884,645       6,423,512
                                                                 -----------      -----------      ----------

            Total liabilities and shareholders' equity           $11,332,352      $10,608,902      $9,943,266
                                                                 ===========      ===========      ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three months ended January 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                          2001            2000
Sales                                                  $5,374,092      $3,984,573
Cost of sales                                           3,585,049       2,790,369
                                                       ----------      ----------

            Gross profit                                1,789,043       1,194,204

Selling, general and administrative expenses            1,095,301         961,439
                                                       ----------      ----------

Income from operations                                    693,742         232,765
                                                       ----------      ----------

Other income (expense), net:
   Interest expense                                       (34,954)        (40,194)
   Interest income                                         10,306          31,079
   Other, net                                              (4,115)           (595)
                                                       ----------      ----------


Income before income tax expense                          664,979         223,055
                                                       ----------      ----------

   Income tax expense:
      Current                                             271,930         121,531
      Deferred                                            (35,125)        (15,306)
                                                       ----------      ----------

            Total income tax expense                      236,805         106,225
                                                       ----------      ----------

            Net income                                 $  428,174      $  116,830
                                                       ==========      ==========

            Earnings per share - Basic                 $      .13      $      .04
                                                       ==========      ==========

            Earnings per share - Diluted               $      .13      $      .04
                                                       ==========      ==========

Basic weighted-average common shares outstanding        3,285,865       3,285,865
                                                       ==========      ==========

Diluted weighted-average common shares outstanding      3,297,268       3,285,865
                                                       ==========      ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the nine months ended January 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                          2001              2000
Sales                                                  $15,093,520      $11,415,861
Cost of sales                                           10,156,222        8,075,377
                                                       -----------      -----------

            Gross profit                                 4,937,298        3,340,484

Selling, general and administrative expenses             2,964,754        2,269,469
                                                       -----------      -----------

Income from operations                                   1,972,544        1,071,015
                                                       -----------      -----------

Other income (expense), net:
   Interest expense                                       (109,097)         (80,113)
   Interest income                                          46,671           51,978
   Other, net                                              (11,968)          (1,142)
                                                       -----------      -----------


Income before income tax expense                         1,898,150        1,041,738
                                                       -----------      -----------

   Income tax expense:
      Current                                              725,195          411,050
      Deferred                                              (8,946)             573
                                                       -----------      -----------

            Total income tax expense                       716,249          411,623
                                                       -----------      -----------

            Net income                                 $ 1,181,901      $   630,115
                                                       ===========      ===========

            Earnings per share - Basic                 $       .36      $       .19
                                                       ===========      ===========

            Earnings per share - Diluted               $       .36      $       .19
                                                       ===========      ===========

Basic weighted-average common shares outstanding         3,285,865        3,285,865
                                                       ===========      ===========

Diluted weighted-average common shares outstanding       3,294,350        3,285,865
                                                       ===========      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the year ended April 30, 2000 and the nine months ended January 31, 2001
--------------------------------------------------------------------------------

                               NUMBER                                               ACCUMULATED
                                 OF                    ADDITIONAL                      OTHER                      TOTAL SHARE-
                               COMMON       COMMON       PAID-IN       RETAINED    COMPREHENSIVE    TREASURY       HOLDERS'
                               SHARES       SHARES       CAPITAL       EARNINGS     GAIN (LOSS)      SHARES         EQUITY
                              ---------     ------     ----------     ----------   -------------   ----------     ----------
Balance at April 30, 1999     3,285,865     $3,629     $5,248,461     $  566,299      $    --      $  (13,200)     $5,805,189

   Net income                                   --             --      1,081,238           --              --       1,081,238

   Translation Adjustment                       --             --             --       (1,782)             --          (1,782)
                                                                                                                   ----------

   Comprehensive income                                                                                             1,079,456

                              ---------     ------     ----------     ----------      -------      ----------      ----------

Balance at April 30, 2000     3,285,865      3,629      5,248,461      1,647,537       (1,782)        (13,200)      6,884,645

   Net income                                   --             --      1,181,901           --              --       1,181,901

   Translation Adjustment                       --             --             --         (267)             --            (267)
                                                                                                                   ----------

   Comprehensive income                                                                                             1,181,634

                              ---------     ------     ----------     ----------      -------      ----------      ----------

Balances at
   January 31, 2001           3,285,865     $3,629     $5,248,461     $2,829,438      $(2,049)     $  (13,200)     $8,066,279
                              =========     ======     ==========     ==========      =======      ==========      ==========

                  The accompanying notes are an integral part
                  of these consolidated financial statements.
                                                                               5

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended January 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                  2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $1,181,901      $   630,115
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                             37,310          221,747
      Depreciation and amortization                               456,242          355,827
      Gain (Loss) on the sale of property and equipment             4,448           (1,407)
      Deferred income taxes                                        (8,946)             573
Changes in assets and liabilities:
      Trade accounts receivable                                  (350,706)        (646,302)
      Inventory                                                  (394,695)         (87,047)
      Prepaid expenses and other                                 (126,695)          89,813
      Accounts payable                                             46,218          254,801
      Accrued taxes                                              (226,196)         286,200
      Accrued expenses                                             34,042            7,307
                                                               ----------      -----------
            Net cash provided by operating activities             652,923        1,111,627
                                                               ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (445,501)        (311,631)
   Proceeds from sale of property and equipment                    15,400              199
   Cash surrender value of life insurance, net                      3,024          (36,215)
   Acquisition of business                                             --         (921,232)
   Purchase of other assets                                            --           (7,382)
                                                               ----------      -----------
            Net cash used in investing activities                (427,077)      (1,276,261)
                                                               ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under notes payable                                       --          800,000
   Net borrowing (payments) under line of credit                  (25,319)          51,323
   Principal payments on long-term debt and capital leases       (265,326)        (173,132)
                                                               ----------      -----------
            Net cash used in financing activities                (290,645)         678,191
                                                               ----------      -----------

Effect of exchange rate changes on cash                            (1,214)         (14,829)
                                                               ----------      -----------
Net decrease in cash and cash equivalents                         (66,013)         498,728

Cash and cash equivalents, beginning of year                    1,088,890          361,868
                                                               ----------      -----------

Cash and cash equivalents, end of quarter                      $1,022,877      $   860,596
                                                               ==========      ===========

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS (UNAUDITED), CONTINUED
For the nine months ended January 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                        2001        2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                        $109,146     $79,760
                                                      ========     =======

      Income taxes                                    $930,863     $    --
                                                      ========     =======

                   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2001 and 2000
--------------------------------------------------------------------------------

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The consolidated financial statements as of and for the three and nine months ended January 31, 2001 and 2000 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended April 30, 2000 and April 30, 1999. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.       INVENTORY

         The major components of inventory at January 31, 2001 and 2000 were as follows:

                                         2001           2000
                  Raw materials       $1,115,522     $  972,870
                  Work in process         31,286         12,424
                  Finished goods       1,234,451      1,039,622
                                      ----------     ----------

                  Total inventory     $2,381,259     $2,024,916
                                      ==========     ==========

3.       EARNINGS PER SHARE

         Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average of dilutive warrants outstanding.


                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                          JANUARY 31,                  JANUARY 31,
WEIGHTED AVERAGE COMMON            ------------------------      ------------------------
SHARES OUTSTANDING                   2001           2000           2001           2000
------------------------------     ---------      ---------      ---------      ---------
Common shares issued               3,289,165      3,289,165      3,289,165      3,289,165
Treasury shares                       (3,300)        (3,300)        (3,300)        (3,300)
                                   ---------      ---------      ---------      ---------
   Basic shares                    3,285,865      3,285,865      3,285,865      3,285,865
   Dilutive effect of warrants        11,403              0          8,485              0
                                   ---------      ---------      ---------      ---------
 Diluted shares                    3,297,268      3,285,865      3,294,350      3,285,865
                                   =========      =========      =========      =========

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2001 and 2000
--------------------------------------------------------------------------------

4.       NOTES PAYABLE

         Notes payable at January 31, 2001 and 2000 consisted of the following:

                                                                                        2001           2000
Note payable to a bank, collateralized by real estate, accounts receivable, inventory, and equipment, payable in monthly installments of $9,071, including interest, at a rate of weekly average yield on U.S. Treasury securities plus 3.25% adjusted not more than once per five years (interest
   rate of 7.81% as of April 30, 2000 and 1999), due on October 1, 2007.             $  562,531     $  624,137

Note payable to a bank, collateralized by real estate, accounts receivable, inventory, and equipment, payable on November 1, 2004, with monthly interest payments at a rate of prime adjusted not more than once per year (interest
   rate of 8.25% as of April 30, 2000).                                                 640,004        760,001

Note payable to a company, unsecured, payable in monthly installments of $7,111 including interest, at a rate of 8.25% per annum commencing July 1, 1999,
   due on December 1, 2000.                                                                   0         68,609

Note payable to a bank, collateralized by accounts receivable, inventory, and equipment, payable in monthly installments of $2,750 CDN including interest
   at a rate of prime plus 0.25%, (7% as of April 30, 2000) due on March 1, 2003.        43,197         63,609
                                                                                     ----------     ----------

Total notes payable                                                                   1,245,732      1,516,236
Less current portion                                                                     84,894        148,909
                                                                                     ----------     ----------

                                                                                     $1,160,838     $1,367,327
                                                                                     ==========     ==========

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2001 and 2000
--------------------------------------------------------------------------------

5.       INCOME TAXES

         The components of the net deferred tax liability at January 31, 2001 and 2000 are as follows:

                                                         2001           2000
                  Deferred tax assets:
                  Net operating loss carryforwards     $  90,223      $ 116,488
                  Alternative minimum tax credit              --          6,867
                  Allowance for doubtful accounts         28,855         26,362
                  Other                                   19,796          7,773
                                                       ---------      ---------

                  Gross deferred tax assets              138,874        157,490

                  Deferred tax liabilities:
                  Goodwill                                19,597             --
                  Property and equipment                 231,030        280,391
                                                       ---------      ---------

                  Net deferred tax liability           $(111,753)     $(122,901)
                                                       =========      =========

         The Company had net operating loss carryforwards available of $298,531 and $331,701 at April 30, 2000 and 1999, respectively, from the purchase of Select Origins, of which $33,170 is available to deduct each year through April 30, 2009.

6.       LINES OF CREDIT

         On December 2, 1996, the Company signed a Line of Credit Agreement with a U.S. bank for $400,000 with interest at a rate of prime. This Line of Credit Agreement was renewed on September 21, 2000 and expires on September 21, 2001. This agreement is collateralized by substantially all the assets of the Company and contains covenants that require the Company to maintain certain minimum working capital and net worth and to maintain certain quick and current ratios. As of January 31, 2001, there was no outstanding balance under this agreement. Under a Standby Letter of Credit issued to a Canadian bank, $200,000 of this Line of Credit was pledged as collateral for a Credit Agreement with such Canadian bank. This Canadian agreement includes a Demand Line of Credit of $121,737 with interest at a rate of prime and contains covenants covering Oscar Skollsberg's Food Technique Limited, the Company's subsidiary, current ratio, minimum shareholders' equity, capital expenditures and dividends. As of January 31, 2001, there was a balance of $77,394 outstanding under this Canadian agreement.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2001 and 2000
--------------------------------------------------------------------------------

7.       SHIPPING AND HANDLING FEES

         The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is to become effective for the Company no later than the fourth quarter of the fiscal year ending April 30, 2001. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods sold and should be classified as revenue. The Company adopted the provisions of EITF 00-10 during the fiscal quarter ended January 31, 2001. Sales and cost of sales for all prior periods presented have been reclassified to conform with the current presentation. There was no effect on the dollar amount of the Company's gross profit or net income as a result of adopting EITF 00-10.

8.       ACQUISITIONS

         On December 28, 2000, the Company and Bunge Foods Corporation ("Bunge") mutually terminated negotiations toward a definitive purchase agreement in which the Company would purchase, from Bunge, the Food Service Syrups & Toppings Business. The purchase price for the Business would have approximated $6,800,000 plus (a) an amount up to $4,700,000 based on a formula amount relating to net sales to a major customer of the Business for the two years subsequent to the proposed acquisition date, and (b) 1% of net sales to the same customer in excess of a target quantity for the same two years subsequent to the proposed acquisition date. The Huntington National Bank ("Huntington") had provided the Company a loan commitment totaling $17,176,000 to finance this purchase, other capital expenditures, and to replace existing loans that the Company has with First- Knox National Bank ("First-Knox"). The negotiations were terminated when the Company and Bunge were unable to resolve issues that arose through the Company's due diligence process in a time frame prescribed by Bunge. The Company believed that these issues could have negatively impacted its ability to meet certain requirements of Huntington's commitment to finance this purchase. As a result of the termination of negotiations, $500,000 of the purchase price, that had been placed in an escrow account, was returned to the Company, and the Company did not proceed with the Huntington commitment and has maintained its relationship with First-Knox as its primary bank. The Company incurred selling, general and administrative expenses of $131,716 as a result of the negotiations, the due diligence process and the Huntington commitment.

9.       DERIVATIVES

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective May 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being a major multi-national manufacturer and supplier of flavoring syrups for the specialty coffee industry with 83 employees. The Company's customer list includes a number of top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Advantica Restaurant Group, Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Borders, Inc., Caribou Coffee Company, Sara Lee's Superior Coffee Division, Sysco Food Service and Tate & Lyle. The Company does not have any long-term supply agreements with any of these customers except Starbucks, The Coffee Beanery, and Tate & Lyle. The current two year Starbucks supply agreement expires on August 31, 2001 and discussions on renewal of this supply agreement started in February, 2001. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

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

As a result of the search for strategic acquisitions, the Company, on November 3, 2000, signed a letter of intent to purchase the food-service syrups and toppings business of Bunge Foods, a subsidiary of the Bunge Corporation. However, on December 28, 2000, the Company and Bunge mutually terminated negotiations toward a definitive purchase agreement. The negotiations were terminated when the Company and Bunge were unable to resolve issues that arose through the Company's due diligence process in a time frame prescribed by Bunge. The Company believed that these issues could have negatively impacted its ability to meet certain requirements of the Huntington National Bank's commitment to finance this purchase. The Company still plans to search for strategic acquisitions. See Note 8 of the Notes to Consolidated Financial Statements.

The Company's plans to intensify its international efforts are in response to the rapid expansion of various United States based specialty coffee retailers into the international marketplace and the rapid growth of United States style specialty coffee shops in various countries. The Company believes that with the emergence of its in-house product development team, the Company can tailor its products and packaging to meet the specific requirements of an international region or a specific country. The Company believes that it has a competitive advantage in the international marketplace due to its experience in producing and delivering a broad range of products to its private-label customers. For the year ending April 30, 2001, the Company plans to increase its international trade show presence, improve its international distribution channels, and increase the frequency and length of its international sales excursions. As of January 31, 2001, in addition to participating in certain large European trade shows, the Company is in the assessment and planning stage of starting a European based manufacturing facility. During the quarter ended January 31, 2001, the Company received and delivered an initial syrup order, valued at approximately $200,000, from a large European company, and delivered an initial order of specialty frozen beverage products to another multi-national European company.

The Company also plans a major initiative to improve its marketing channels on all fronts. During the second quarter of fiscal 2001, the Company hired John Ludwig as National Sales Manager. Mr. Ludwig has extensive sales management experience, including fifteen years with Ocean Spray Cranberries, Inc., and will lead the reorganization of the Company's sales and marketing department. The team that the Company is assembling will enable the Company to invigorate and focus its sales and marketing efforts.

The Company's experienced research and development team, utilizing a modern research lab at its Mansfield facility, continues to work on a broad number of new product initiatives. These initiatives range from specific, private-label customer requests to enhancements to the existing frozen beverage line of products. These efforts, during the nine months ended January 31, 2001, have yielded a number of modifications to existing products and enhancements to the frozen beverage product line. The work on the frozen beverage product line is believed to be especially beneficial, as the Company believes that this market will yield rapid growth, with the total market size several times larger than the specialty coffee market. The plans call for the Company's sales team to continue to aggressively pursue the frozen beverage market in both domestic and international markets, in conjunction with increased advertising and marketing expenditures.

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

SELECTED SUMMARY FINANCIAL INFORMATION
--------------------------------------


QUARTERLY INFORMATION FOR     3RD QUARTER     2ND QUARTER     1ST QUARTER     4TH QUARTER    3RD QUARTER
INDICATED FISCAL YEARS          FY 2001         FY 2001         FY 2001          FY 2000       FY 2000
BALANCE SHEET:
   CURRENT ASSETS              $6,135,923     $ 6,076,687     $ 5,257,098     $ 5,379,080     $4,662,497
   TOTAL ASSETS                $1,332,352     $11,308,823     $10,554,778     $10,608,902     $9,943,266
   CURRENT LIABILITIES         $1,765,335     $ 2,056,198     $ 1,729,861     $ 1,975,932     $1,694,917
   LONG TERM DEBT, NET OF
   CURRENT PORTION             $1,329,056     $ 1,410,544     $ 1,489,067     $ 1,555,040     $1,634,669
   TOTAL LIABILITIES           $3,266,073     $ 3,666,924     $ 3,421,498     $ 3,724,257     $3,519,754
   SHAREHOLDERS' EQUITY        $8,066,279     $ 7,641,899     $ 7,133,280     $ 6,884,645     $6,423,512
STATEMENT OF OPERATIONS:
   TOTAL SALES                 $5,374,092     $ 5,350,701     $ 4,368,727     $ 4,606,739     $3,984,573
   COST OF GOODS SOLD          $3,585,049     $ 3,550,433     $ 3,020,740     $ 2,920,232     $2,790,369
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES     $1,095,301     $   965,140     $   904,313     $   910,992     $  961,439
   NET INCOME                  $  428,174     $   500,105     $   253,622     $   451,123     $  116,830
BASIC AND DILUTED EARNINGS
PER SHARE                      $     0.13     $      0.15     $      0.08     $      0.14     $     0.04


FINANCIAL INFORMATION FOR      FISCAL YEAR     FISCAL YEAR     FISCAL YEAR    NINE MONTHS    NINE MONTHS
SPECIFIED PERIODS               APRIL 30,       APRIL 30,       APRIL 30,     JANUARY 31,    JANUARY 31,
                                  2000            1999            1998            2001           2000
BALANCE SHEET:
   CURRENT ASSETS              $ 5,379,080     $ 3,457,644     $3,556,309     $ 6,135,923     $4,662,497
   TOTAL ASSETS                $10,608,902     $ 7,438,221     $7,514,201     $11,332,352     $9,943,266
   CURRENT LIABILITIES         $ 1,975,932     $   865,692     $1,156,514     $ 1,765,335     $1,694,917
   LONG TERM DEBT, NET OF
   CURRENT PORTION             $ 1,555,040     $   664,203     $  802,353     $ 1,329,056     $1,634,669
   TOTAL LIABILITIES           $ 3,724,257     $ 1,633,032     $2,010,146     $ 3,266,073     $3,519,754
   SHAREHOLDERS' EQUITY        $ 6,884,645     $ 5,805,189     $5,504,055     $ 8,066,279     $6,423,512
STATEMENT OF OPERATIONS:
   TOTAL SALES                 $16,022,600     $10,322,539     $9,406,684     $15,093,520     $1,415,861
   COST OF GOODS SOLD          $10,995,610     $ 7,746,376     $6,777,200     $10,156,222     $8,075,377
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES     $ 3,180,460     $ 2,108,038     $1,758,667     $ 2,964,754     $2,269,469
   NET INCOME                  $ 1,081,238     $   261,534     $  659,716     $ 1,181,901     $  630,115
BASIC AND DILUTED EARNINGS
PER SHARE                      $      0.33     $      0.08     $     0.20     $      0.36     $     0.19

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------

Results of operations for the three months ended January 31, 2001 were once again highlighted by record quarterly sales. The sales were paced by strong private label syrup sales and continued strong sales of the specialty frozen beverage products.

Net sales for the three months ended January 31, 2001 and 2000 were $5,374,092 and $3,984,573, respectively, which represents a 35% increase. For the three months ended January 31, 2001, private label syrup sales increased by 46.0%, the Company's branded syrup products sales increased by 6.4% and the specialty frozen beverage products increased by 117.0%, while the sales of other Company products decreased by 32.8%, all as compared to the three months ended January 31, 2000. Private label syrup, Company branded syrup, specialty frozen beverage products, and other Company products represented 76.8%, 16.4%, 3.9% and 2.9% of gross sales, respectively, for the three months ended January 31, 2001. The Company's private label sales increased as a result of a 55.8%, a 22.2% and a 41.7% increase in sales to the Company's first, second and third largest private label customers, respectively. The Company's branded syrup products' sales increased as a result of a 27.5% increase in the sales of the OSCAR'S(R) brand of flavoring syrups; this increase offset decreases in the sales of the DOLCE(R) and SENZA brands of flavoring syrups. The sales of the specialty frozen beverage products increased due to continued development of this product line after its successful introduction in fiscal year 2000. The sales of most of the products within the other Company products category decreased, other than increases in sales of Sub Dressings and Rice Bran Oil.

During the three-month period ended January 31, 2001, the Company experienced lower production costs in all categories, except materials costs, as a percentage of net sales, compared to the same three-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, decreased to 66.7% for the three months ended January 31, 2001, compared to 70.0% for the same quarter last year. Cost of sales increased by $794,680 for the three months ended January 31, 2001, compared to the three months ended January 31, 2000 as a result of higher sales volume.

Total selling, general and administrative expenses increased by 13.9%, or $133,862, for the three months ended January 31, 2001, compared to the three months ended January 31, 2000. This increase included $131,716 of expenses incurred as a result of the due diligence and negotiation process with Bunge. The increase in selling, general and administrative expenses was principally a result of the addition of Oscars, expenses associated with Bunge, growth in the size of the sales and marketing staff, expansion of international sales efforts and efforts to market the specialty frozen beverage products offset by a $175,925 reduction in bad debt expense. Selling, general and administrative expenses, as a percentage of net sales, decreased to 20.4% compared to 24.1% for the three months ended January 31, 2001 and 2000, respectively.

Interest expense for the three months ended January 31, 2001 decreased by $5,240 compared to the three months ended January 31, 2000. The decrease reflects a reduction in the average principal amount of outstanding notes payable.

The Company reported total net other expense of $4,115 for the three months ended January 31, 2001 compared to $595 for the three months ended January 31, 2000. The Company also reported interest income of $10,306 for the current quarter compared to $31,079 for the third quarter last year. The decrease in interest income is associated with a negative rate of return on a life insurance policy for the current quarter.

Income before income tax expense increased to $664,979 for the three months ended January 31, 2001 from $223,055 for the three months ended January 31, 2000. This 198.1% increase can mainly be attributed to higher net sales levels along with lower cost of sales as a percentage of net sales.

The Company recorded income tax expense of $236,805 for the three months ended January 31, 2001. For the three months ended January 31, 2000, the Company recorded income tax expense of $106,225. The increase is due to an increase in taxable income and a lower effective tax rate.

As a result of the foregoing, the Company reported net income of $428,174, or $0.13 per basic and diluted weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended January 31, 2001 compared to net income of $116,830 or $0.04 per basic and diluted weighted average number of Common Shares outstanding for the three months ended January 31, 2000. The basic weighted average number of Common Shares outstanding was 3,285,865 for each three-month period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2000
-------------------------------------------------------------------------

Results of operations for the nine months ended January 31, 2001 were highlighted by strong sales of private label flavoring syrups to several of the Company's major customers, sales of the OSCAR'S(R) brand of flavoring syrups to the specialty coffee industry and sales of the specialty frozen beverage products.

Net sales for the nine months ended January 31, 2001 and 2000 were $15,093,520 and $11,415,861, respectively, which represents a 32% increase. For the nine months ended January 31, 2001, private label syrup sales increased by 31.8%, the Company's branded syrup products sales increased by 26.8% and the specialty frozen beverage products increased by 115.9%, while the sales of other Company products decreased by 10.2%, all as compared to the nine months ended January 31, 2000. Private label syrup, Company branded syrup, specialty frozen beverage products, and other Company products represented 71.1%, 17.9%, 7.8% and 3.2% of gross sales, respectively, for the nine months ended January 31, 2001. The Company's private label sales increased as a result of a 35.2%, a 54.5%, a 33.3% and a 15.9% increase in sales to the Company's first, second, third and fifth largest private label customers, respectively. The Company's branded syrup products' sales increased primarily as a result of additional sales due to the acquisition and sales growth of the OSCAR'S(R) brand of flavoring syrups. The sales of the specialty frozen beverage products increased due to continued development of this product line after its successful introduction in fiscal year 2000. The sales of other Company products decreased due to lower sales of other products within this group offsetting sales increases of Sugars & Toppings and Sub Dressings.

During the nine-month period ended January 31, 2001, the Company experienced lower production costs in all categories, as a percentage of net sales, compared to the same nine-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, decreased to 67.3% for the nine months ended January 31, 2001, compared to 70.7% for the same period last year. Cost of sales increased by $2,080,845 for the nine months ended January 31, 2001, compared to the nine months ended January 31, 2000, as a result of the addition of Oscars and higher sales volume.

Total selling, general and administrative expenses increased by 30.6%, or $695,285, for the nine months ended January 31, 2001, compared to the nine months ended January 31, 2000. This increase included $131,716 of expenses incurred as a result of the due diligence and negotiation process with Bunge. The increase in selling, general and administrative expenses was principally a result of the addition of Oscars, expenses associated with Bunge, growth in the size of the sales and marketing staff, expansion of international sales efforts, efforts to market the specialty frozen beverage products and the hiring of additional professional and outside services offset by a $184,437 reduction in bad debt expense. Selling, general and administrative expenses, as a percentage of net sales, decreased to 19.6% compared to 19.9% for the nine months ended January 31, 2001 and 2000, respectively.

Interest expense for the nine months ended January 31, 2001 increased by $28,984 compared to the nine months ended January 31, 2000. The increase reflects an increase in the average principal amount of outstanding notes payable, primarily associated with the acquisition of Oscars.

The Company reported total net other expense of $11,968 for the nine months ended January 31, 2001 compared to total net other expense of $1,142 for the nine months ended January 31, 2000. The Company also reported interest income of $46,671 for the current year compared to $51,978 for last year. The decrease in interest income is associated with a negative rate of return on a life insurance policy for the nine month period offset by higher levels of invested cash for the same period.

Income before income tax expense increased by $856,412 for the nine months ended January 31, 2001 from $1,041,738 for the nine months ended January 31, 2000. This 82.2% increase can mainly be attributed to higher net sales levels along with lower cost of sales as a percentage of net sales.

The Company recorded income tax expense of $716,249 for the nine months ended January 31, 2001. For the nine months ended January 31, 2000, the Company recorded income tax expense of $411,623. The increase is due to an increase in taxable income and a lower effective tax rate.

As a result of the foregoing, the Company reported net income of $1,181,901, or $0.36 per basic and diluted weighted average number of Common Shares outstanding, for the nine months ended January 31, 2001 compared to net income of $630,115 or $0.19 per basic and diluted weighted average number of Common Shares outstanding for the nine months ended January 31, 2000. The basic weighted average number of Common Shares outstanding was 3,285,865 for each nine-month period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital and working capital ratio as of January 31, 2001 and January 31, 2000 were $4,370,588 and 3.48 to 1 and $2,967,580 and 2.75 to 1, respectively. The increase in working capital for January 31, 2001 compared to January 31, 2000 was primarily a result of a $162,281 increase in the Company's cash and cash equivalents, a $838,806 increase in the Company's accounts receivable, a $356,343 increase in the Company's inventory, a $123,334 increase in prepaid expenses and a $96,111 decrease in debt-related current liabilities offset by a $7,338 decrease in deferred income taxes, a $26,202 increase in accounts payable, a $74,163 increase in accrued taxes and a $66,164 increase in the Company's accrued expenses. The increase in accounts receivable was a result of strong sales in January 2001 compared to January 2000 and an increase in the number of days to that the Company's customers are taking in paying their outstanding receivable balances. The increase in inventory was the net result of increases associated with the specialty frozen beverage products and higher levels of flavoring syrup raw material inventory. The increase in prepaid expenses is primarily a result of deposits on equipment purchases and prepaid marketing expenses. The decrease in debt-related current liabilities is the result of a decrease in short-term liabilities associated with the acquisition of Ricter Enterprises, LTD. The increase in accounts payable is a result of the Company's higher purchasing level associated with higher sales levels offset by a strong cash position and taking early payment discounts. The increase in accrued taxes is a result of higher income tax payable due to higher net taxable income for the period. The increase in accrued expenses primarily reflects increases in accrued vacations and accrued salaries and wages.


The Company's operating activities for the nine months ended January 31, 2001, provided net cash of $652,923. The Company used $445,501 to acquire equipment and trademarks, $265,326 to make principal payments on a mortgage note payable and on capital leases and used $25,319 to decrease its line of credit. The net cash surrender value of a life insurance policy decreased by $3,024. The Company also received $15,400 in proceeds from the sale of equipment. Consequently, during this period, cash and cash equivalents decreased by $66,013 after a $1,214 decrease in cash as the result of the effect of exchange rate changes. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities.

As of March 7, 2001, $200,000 of the Company's $400,000 line of credit with First Knox has been pledged via a standby letter of credit as collateral to Canadian Imperial Bank of Commerce ("CIBC") on Oscars $286,432 CDN overall credit limit with CIBC. See Note 6 of the Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit #27 - Financial Data Schedule


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   March 14, 2001                            STEARNS & LEHMAN, INC.
                                                       (Registrant)


                                                  /s/ William C. Stearns
                                                  ------------------------------
                                                  William C. Stearns
                                                  President


                                                  /s/ John A. Chuprinko
                                                  ------------------------------
                                                  John A. Chuprinko
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)