Form 10KSB
period 2001-04-30
STEARNS & LEHMAN INC
filed 2001-07-26
CIK 884900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended April 30, 2001

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to  _______________

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

State issuer's revenues for its most recent fiscal year:  $20,044,671

State the aggregate market value of the voting common stock, no par value, held by non-affiliates computed by reference to the average bid and asked price of such stock as of June 29, 2001: $6,559,609

As of June 29, 2001, 3,285,865 shares of common stock, no par value, were outstanding.

Documents incorporated by reference: NONE.

Exhibit Index is located on pages 48 to 50.

Transition Small Business Disclosure Format (check one):  Yes ___ No _X_

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL
-------

The Company is an Ohio corporation headquartered in Mansfield, Ohio. The Company was organized on March 14, 1988 and is engaged in the business of manufacturing and marketing specialty food products, including coffee and espresso flavorings, syrups, oils and toppings, extracts, flavorings, dressings, specialty sugars and frozen beverage products. Accordingly, the Company operates in one industry segment. The Company sells its products throughout the United States and in over 16 foreign countries, including Australia, Canada, England, Ireland, Israel, Japan, Malaysia, Mexico, New Zealand, Norway, Singapore and Turkey.

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being multi-national and a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 83 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Advantica Restaurant Group, Inc.'s Denny's Restaurant, Gloria Jeans Gourmet Coffee, Borders, Inc., Caribou Coffee Company, Sara Lee's Superior Coffee Division, Sysco Food Service and also the United Kingdom's Tate & Lyle PLC. The Company has long-term supply agreements with three customers. They are Starbucks, The Coffee Beanery, and Tate & Lyle. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

HISTORY OF OPERATIONS
---------------------

In 1988, the Company commenced production of a single consumer product line, Grandma's Choice flavorings and extracts for baking and cooking. The Company initially employed two persons and leased 1,200 square feet of space in Mansfield, Ohio. In early fiscal 1993, the Company introduced its DOLCE(R) product line of flavoring syrups, which originally consisted of over 30 sweetened liquid flavorings offered in three different sizes. The Company also started manufacturing flavoring syrups under private labels for various national accounts, including several large North American based food companies. Flavoring syrups are used to flavor coffee, iced tea, espressos, cappuccinos, ice cream and specialty drinks. In April 1994, the Company acquired by merger Select Origins, Inc., a New York corporation also engaged in the manufacture and marketing of specialty food products.

On September 1, 1994, the Company entered into a written private label supply agreement with Starbucks to develop and manufacture certain flavored coffee syrups and have renewed this agreement three times. The current agreement covers the period of June 1, 2001 through August 31, 2003. This agreement is an exclusive supplier agreement with Starbucks to supply defined flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. In order to meet the increased production and warehousing requirements, in March 1995, the Company leased manufacturing and warehouse space near Seattle, Washington.

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

INDUSTRY OVERVIEW
-----------------

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

PRINCIPAL PRODUCTS AND THEIR MARKETS
------------------------------------

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

STATUS OF NEW PRODUCTS
----------------------

The Company introduced the PALM BAY CLUB(TM) product line, in both a branded and private label form, in April 1999. Product development of this line continues as the Company has worked with its customers to meet changing consumer demands. New product development has been focused on new flavors and extension of the Company's powder products within this line.

In February 2000, the Company, through its Oscars subsidiary, introduced three new liquid concentrate products. The products are Chai, Iced Cappuccino, and Iced Mocha. These products are aimed to provide the specialty coffee retailers alternative products for sale to their customers. Although facing stiff competition, sales of these products have made steady improvement throughout fiscal year 2001.

PATENTS, TRADEMARKS AND LICENSES
--------------------------------

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

DISTRIBUTION AND MARKETING
--------------------------

The Company has distribution arrangements with more than 120 distributors in the United States, most of which are members of the National Food Distributors Association. The Company also has distributors in Australia, Canada, England, Israel, Japan, Mexico, New Zealand , and 10 other countries. All sales to foreign and domestic distributors are conducted in U.S. currency. The majority of the distributors distribute directly to retailers, such as supermarket chains and specialty food stores. Utilizing a distributor enables the retailer to maximize efficient use of time and profit by shifting responsibility to the distributor for stocking shelves, pricing product, rotating stock, providing shelf tags and maintaining inventory. The distributor also coordinates in-store product demonstrations and removes damaged or unsalable products. The Company does not have any written supply agreements with its distributors. The Company periodically issues product price lists to all current distributors. The price list indicates the product price, payment terms of net 30 days with approved credit and freight terms of F.O.B. Mansfield, Ohio or F.O.B. Kent, Washington. Any modification of price, payment terms or freight billing from the price list is made verbally between the distributor and the Company.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

The Company's principal products consist primarily of liquid sucrose, dry sugar or fructose, along with flavors, preservatives, packaging and water. The Company has its own water filtration system, which is connected to municipal water supplies. The Company currently acquires its liquid sucrose, dry sugar and fructose from The Amalgamated Sugar Company, Rogers Sugar Ltd. and Total Foods Corp., respectively. Liquid sucrose, dry sugar and fructose are readily available from several large refiners. Flavors are currently obtained from a large number of specialty flavor companies or manufactured at one of the Company's facilities. Each flavor that is purchased is obtained from a sole source supplier and a change in the availability of a flavor or supplier could result in a delay in production and a change in the flavor profile of the end product. Packaging consists primarily of corrugated boxes, bottles and labels. The Company owns the tooling for boxes and labels and can obtain these materials from a large number of vendors. The primary bottle can be obtained from two vendors, Plaxicon and Plastipak. Most other bottles, containers and preservatives used by the Company are readily available from a number of sources.

COMPETITION
-----------

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

DEPENDENCE ON MAJOR CUSTOMERS
-----------------------------

For the fiscal years ended April 30, 2001 and 2000, Starbucks represented 50% and 49% of the Company's total sales, respectively. In addition, for the fiscal years ended April 30, 2001 and 2000, Starbucks represented 86% and 83% of the sales from the Company's Kent, Washington facility, respectively. The Company's eight major customers, including Starbucks, represented approximately 68% and 70% of the Company's total sales, respectively, for the fiscal years ended April 30, 2001 and 2000. However, other than Starbucks, no other customer exceeded 8% of the Company's total sales in fiscal year 2001 or 2000.

If the Company lost the Starbucks' business, the current estimated reduction in net income before taxes would be significant. The loss in revenue would be offset by a reduction in overhead. The majority of the reduction in overhead would result from the expected closure of the Washington facility. The Company would move its West Coast manufacturing into its Canadian facility. The potential impact of this closure would be minimal since approximately 5% of the Company's non-Starbucks business is serviced from this facility.

The Company has a written supply agreement through August 31, 2003 with Starbucks. This exclusive supplier agreement details the manufacturing of flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. The price of the syrups are defined within the agreement, along with a mechanism for price increases associated with increased production costs. Payment for products are required to be made within 30 days upon receipt of invoice. Both the Company and Starbucks can cancel this agreement with 60 days written notice, with respect to price disagreements, and Starbucks can cancel this agreement with 90 days written notice if the Company does not match a lower price from a competitor.

OPERATIONS AND MANAGEMENT/EMPLOYEES
-----------------------------------

As of June 29, 2001, the Company employed 83 people, all of whom are full-time employees and are not unionized. The Company's management is unaware of any efforts by its employees to unionize.

At the Company's annual meeting of shareholders held on March 31, 1994, the Company adopted the 1994 Stock Option Plan (the "Plan") to help attract and retain employees. As of April 30, 2001, the Company has issued 17,000 options with 15,500 options outstanding under this Plan. The Company is authorized to, and may, issue up to a total of 275,000 of its common shares, no par value, under the Plan.

The Company also maintains a salary deferral plan for its United States operations that is qualified under Section 401(k) of the Internal Revenue Code. The salary deferral plan, covering all full-time employees, allows participants to contribute certain amounts on a pretax basis and provides for certain matching contributions by the Company as specified in the salary deferral plan agreement.

GOVERNMENTAL REGULATION
-----------------------

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

ITEM 2.      DESCRIPTION OF PROPERTY

EXECUTIVE OFFICE, EASTERN UNITED STATES MANUFACTURING AND WAREHOUSE FACILITY
----------------------------------------------------------------------------

On August 16, 1997, the Company moved into a 50,000 square foot facility, located at 30 Paragon Parkway in Mansfield, Ohio. This facility serves as the Company's executive offices and the Eastern United States manufacturing and warehouse facility. In addition to this facility, the Company owns a 12,600 square foot building at 64 Surrey Road in Mansfield, Ohio. This building is used for production of powdered products and as additional warehouse and storage space. The Company owns the Surrey Road building clear of debt and has a $546,053 mortgage note payable on the Paragon Parkway facility.

WESTERN UNITED STATES MANUFACTURING AND WAREHOUSE FACILITY
----------------------------------------------------------

In May 1999, the Company moved to a 31,000 square foot warehousing and manufacturing facility in Kent, Washington outside of Seattle. This facility is comprised of 23,000 square feet of warehouse space and 5,500 square feet of manufacturing space. The lease on this facility is for five years starting June 1, 1999. The base rent averages $13,824 per month for the five year period. In addition to base rent, the Company is responsible for real estate taxes and operating fees, which are expected to average $4,166 per month. The Company is also required to maintain public liability insurance.

CANADIAN MANUFACTURING, OFFICE AND WAREHOUSE FACILITY
-----------------------------------------------------

In January 2000, the Company moved Oscars to a 18,625 square foot office, manufacturing and warehousing facility in Delta, British Columbia, Canada outside of Vancouver. This facility is comprised of 8,030 square feet of warehouse space, 7,970 square feet of manufacturing space and 2,625 square feet of office space. The lease on this facility is for seven years starting December 1, 1999. The base rent averages $9,700 CDN per month for the five-year period. In addition to base rent, the Company is responsible for real estate taxes, insurance and operating fees, which are expected to average $2,896 CDN per month.

EQUIPMENT AND ADEQUACY OF FACILITIES
------------------------------------

The Company owns substantially all of the equipment at its executive offices and manufacturing and warehouse facilities. This includes nine automated production lines. Six of these lines are located in Mansfield, Ohio, two lines are located at the Kent, Washington facility and one line is located at the Delta, British Columbia facility. All the facilities have space for additional automated production lines.

The Company believes that its facilities are adequate for its current and anticipated needs and are adequately covered by insurance.

NOTES PAYABLE
-------------

The Company has a balance of $546,053, as of April 30, 2001, on a mortgage note payable to First Knox National Bank ("First Knox") collateralized by the real estate located at 30 Paragon Parkway Road in Mansfield, Ohio and by substantially all the assets of the Company. The mortgage note is payable in monthly installments of $9,071, including variable interest at a rate of 7.81%. Final payment will be due on October 1, 2007. The interest rate cannot change more than once every five years and is based upon 3.25% over the weekly average yield on U.S. Treasury securities.

On September 28, 1999, the Company, and its Canadian subsidiary, borrowed $800,000 on a note payable from First Knox payable in one principal payment due on October 1, 2004, plus interest at a rate of prime adjusted not more than once per year. The interest rate on this note as of April 30, 2001 was 8.14%. The balance on this note as of April 30, 2001 was $626,671.

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

         The term `Tangible Net Worth" means the Company's total assets excluding all intangible assets (i.e., goodwill, trademarks, patents, copyrights, organizational expenses and similar intangible items, but including leaseholds and leasehold improvements) less total Debt. The term "Debt" means all of the Company's liabilities excluding Subordinated Debt. The term "Subordinated Debt" means indebtedness and liabilities of the Company which have been subordinated by written agreement to indebtedness owed by the Company to the Lender in form and substance acceptable to the Lender. The term `Working Capital" means the Company's current assets, less the Company's current liabilities. The term "Liquid Assets" means the Company's accounts receivable plus cash on hand plus the Company's readily marketable securities.

The Company's Canadian subsidiary has a demand note payable with Canadian Imperial Bank of Commerce ("CIBC"). This note is collateralized by the accounts receivable, inventory, and equipment of Oscars and a Standby Letter of Credit issued against the Company's $400,000 Line of Credit with First Knox. This note is payable in monthly installments of $2,750 CDN including interest at a rate of the Canadian prime plus 0.25%. As of April 30, 2001, the interest rate was 6.75% and the balance of this note was $37,524 US. This note requires Oscars to maintain a ratio of current assets to current liabilities of not less than 1:1, a minimum shareholders' equity of not less than $300,000 CDN, and places limits on capital expenditures, dividends and withdrawals without prior consent of CIBC.

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

                                    PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
------------------

Prior to January 1995, the common shares, no par value, of the Company ("Common Stock") were traded only by a single market maker and did not have an NASD inter-dealer transaction price. From that date until December 17, 1996, the Common Stock was traded in the over-the-counter market. Since December 17, 1996, the Common Stock has been traded on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market(SM) under the symbol "SLHN." As of June 29, 2001, the Company had seven listed market makers. The following table sets forth the high and low closing prices of the Common Stock as reported by The Nasdaq Stock Market(SM):


Quarter Ended April 30, 2001                         High $4.625  Low $2.906

Quarter Ended January 31, 2001                       High $5.094  Low $3.438

Quarter Ended October 31, 2000                       High $4.969  Low $2.531

Quarter Ended July 31, 2000                          High $3.719   Low $2.00

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

Quarter Ended January 31, 1998                       High $6.25    Low $4.625

Quarter Ended October 31, 1997                       High $6.375  Low $5.00

Quarter Ended July 31, 1997                          High $6.625  Low $4.75

Quarter Ended April 30, 1997                         High $7.50    Low $6.00

HOLDERS
-------

At June 29, 2001, the approximate number of holders of record of shares of Common Stock was 688.

DIVIDENDS
---------

The Company has not paid any cash dividends during the two fiscal years ended April 30, 2001 and 2000 and has no present intention of paying dividends. The Company cannot, without written prior consent of First Knox, pay any dividends on the Common Stock.

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

PLAN OF OPERATION
-----------------

The Company's business plan for the fiscal year ending April 30, 2002 is focused on developing and broadening its position as an international supplier of specialty beverage products. This focus includes a continued push into the international markets and working with the Company's existing and new customers in developing innovative specialty beverage products. The Company also plans to continue its efforts on increasing flavoring syrup sales to the specialty coffee industry. The Company plans also include additional efforts to provide products to the overall food service industry. This effort is a result of the shift of the general food service industry into offering specialty coffee and other specialty beverage products. The Company will continue its search for strategic acquisitions to enhance market position and provide for revenue growth.

The Company's plans to broaden its international effort's are in response to the rapid expansion of various United States based specialty coffee retailers into the international market place and the rapid growth of United States style specialty coffee shops in various countries. These efforts include the possibility of an international sales office, an international manufacturing facility, or both. During the past fiscal year, the Company has significantly increased its international sales volume and plans to build upon this growth. The Company feels that with the its in-house product development team, the Company can tailor its products and packaging to meet the specific requirements of an international region or a specific country. The Company feels that it has a competitive advantage in the international market place due to its experience in producing and delivering a broad range of products to its private label customers.

The Company is working on several major initiatives and alliances to bring the Company, and its product offerings, closer to the food service and nightclub industry personnel involved in the initial development of beverage menus, concepts, themes and facilities. As a provider of specialty beverage products, the Company feels that it is important to be active in developing concepts along with providing products for established concepts. Recently, the Company hired a sales and marketing professional that has experience in the on-premise food service and nightclub industry and the Company has partnered with a third party entity that provides concepts to the food service and nightclub industry. These steps along with the Company's in-house product development team will allow the Company to move into a leadership position within the specialty beverage segment of the food service and nightclub industry.

The Company plans to add manufacturing capability and continue to improve manufacturing efficiency. In May 2001, the Company added an additional automated production line to enhance its powder manufacturing capabilities. During the June through August 2001 period, the Company will be adding equipment to handle the packaging of fully pasteurized hot filled products. During the fiscal year 2002, the Company also plans to begin the next phase of enhancements to its production lines to increase production efficiency.

The Company's plans also include the continued search for acquisition candidates. The appropriate candidates will either complement the Company's marketing efforts or enhance market position in addition to providing revenue growth. Specifically, an acquisition could provide new distribution channels, new technological capability, add volume to the Company's existing product lines or complement the Company's existing product lines.


             [The remainder of this page intentionally left blank.]

SELECTED SUMMARY FINANCIAL INFORMATION

                                   FISCAL YEAR     FISCAL YEAR     FISCAL YEAR      FISCAL YEAR       FISCAL YEAR
                                 APRIL 30, 2001   APRIL 30, 2000  APRIL 30, 1999   APRIL 30, 1998    APRIL 30, 1997

BALANCE SHEET:
   CURRENT ASSETS                  $ 6,055,666      $ 5,379,080      $ 3,457,644      $ 3,556,309      $ 2,956,601
   TOTAL ASSETS                    $11,484,281      $10,608,902      $ 7,438,221      $ 7,514,201      $ 5,780,362
   CURRENT LIABILITIES             $ 1,749,429      $ 1,975,932      $   865,692      $ 1,156,514      $ 1,050,774
   LONG TERM DEBT,
       NET OF CURRENT PORTION      $ 1,264,891      $ 1,555,040      $   664,203      $   802,353      $     2,256
   TOTAL LIABILITIES               $ 3,172,467      $ 3,724,257      $ 1,633,032      $ 2,010,146      $ 1,053,030
   SHAREHOLDERS' EQUITY            $ 8,311,814      $ 6,884,645      $ 5,805,189      $ 5,504,055      $ 4,727,332
STATEMENTS OF OPERATIONS:
   TOTAL SALES                     $20,044,671      $16,022,600      $10,322,539      $ 9,406,684      $ 7,531,966
   COST OF GOODS SOLD              $13,536,764      $10,995,610      $ 7,746,376      $ 6,777,200      $ 5,583,499
   SELLING, GENERAL AND
       ADMINISTRATIVE
       EXPENSES                    $ 4,008,535      $ 3,180,460      $ 2,108,038      $ 1,758,667      $ 1,588,865
   NET INCOME                      $ 1,477,600      $ 1,081,238      $   261,534      $   659,716      $   402,272
   BASIC AND DILUTED
       EARNINGS PER SHARE          $      0.45      $      0.33      $      0.08      $      0.20      $      0.13


QUARTERLY INFORMATION FOR THE YEAR     4TH QUARTER      3RD QUARTER     2ND QUARTER       1ST QUARTER
ENDED APRIL 30, 2001
BALANCE SHEET:
   CURRENT ASSETS                      $ 6,055,666      $ 6,135,923      $ 6,076,687      $ 5,257,098
   TOTAL ASSETS                        $11,484,281      $11,332,352      $11,308,823      $10,554,778
   CURRENT LIABILITIES                 $ 1,749,429      $ 1,765,335      $ 2,056,198      $ 1,729,861
   LONG TERM DEBT, NET OF CURRENT
     PORTION                           $ 1,264,891      $ 1,329,056      $ 1,410,544      $ 1,489,067
   TOTAL LIABILITIES                   $ 3,172,467      $ 3,266,073      $ 3,666,924      $ 3,421,498
   SHAREHOLDERS' EQUITY                $ 8,311,814      $ 8,066,279      $ 7,641,899      $ 7,133,280
STATEMENTS OF OPERATIONS:
   TOTAL SALES                         $ 4,951,151      $ 5,374,092      $ 5,350,701      $ 4,368,727
   COST OF GOODS SOLD                  $ 3,380,542      $ 3,585,049      $ 3,550,433      $ 3,020,740
   SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES           $ 1,043,781      $ 1,095,301      $   965,140      $   904,313
   NET INCOME                          $   295,699      $   428,174      $   500,105      $   253,622
   BASIC AND DILUTED EARNINGS
     PER SHARE                         $      0.09      $      0.13      $      0.15      $      0.08

QUARTERLY INFORMATION FOR THE YEAR     4TH QUARTER      3RD QUARTER      2ND QUARTER      1ST QUARTER
ENDED APRIL 30, 2000
BALANCE SHEET:
   CURRENT ASSETS                      $ 5,379,080      $ 4,662,497      $ 4,942,970      $ 3,662,587
   TOTAL ASSETS                        $10,608,902      $ 9,943,266      $10,072,211      $ 7,598,596
   CURRENT LIABILITIES                 $ 1,975,932      $ 1,694,917      $ 1,892,134      $   939,751
   LONG TERM DEBT, NET OF CURRENT
     PORTION                           $ 1,555,040      $ 1,634,669      $ 1,715,048      $   621,832
   TOTAL LIABILITIES                   $ 3,724,257      $ 3,519,754      $ 3,753,682      $ 1,681,052
   SHAREHOLDERS' EQUITY                $ 6,884,645      $ 6,423,512      $ 6,318,529      $ 5,917,544
STATEMENTS OF OPERATIONS:
   TOTAL SALES                         $ 4,606,739      $ 3,984,573      $ 4,319,514      $ 3,111,774
   COST OF GOODS SOLD                  $ 2,920,232      $ 2,790,369      $ 3,020,296      $ 2,264,713
   SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES           $   910,992      $   961,439      $   656,242      $   651,787
   NET INCOME                          $   451,123      $   116,830      $   400,930      $   112,355
   BASIC AND DILUTED EARNINGS
   PER SHARE                           $      0.14      $      0.04      $      0.12      $      0.03


QUARTERLY INFORMATION FOR THE YEAR     4TH QUARTER       3RD QUARTER      2ND QUARTER      1ST QUARTER
ENDED APRIL 30, 1999
BALANCE SHEET:
   CURRENT ASSETS                      $ 3,457,644       $ 3,835,542      $ 4,505,502      $ 3,475,712
   TOTAL ASSETS                        $ 7,438,221       $ 7,680,435      $ 8,375,647      $ 7,405,074
   CURRENT LIABILITIES                 $   865,692       $   960,420      $ 1,758,331      $ 1,033,687
   LONG TERM DEBT, NET OF CURRENT
     PORTION                           $   664,203       $   701,330      $   734,851      $   766,681
   TOTAL LIABILITIES                   $ 1,633,032       $ 1,746,987      $ 2,570,081      $ 1,861,227
   SHAREHOLDERS' EQUITY                $ 5,805,189       $ 5,933,448      $ 5,805,566      $ 5,543,847
STATEMENTS OF OPERATIONS:
   TOTAL SALES                         $ 2,393,790       $ 2,680,357      $ 3,281,237      $ 1,967,155
   COST OF GOODS SOLD                  $ 2,002,282       $ 1,980,492      $ 2,283,410      $ 1,480,192
   SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES           $   552,295       $   468,103      $   561,529      $   526,111
   NET INCOME (LOSS)                   $  (128,259)      $   127,882      $   261,719      $       192
   BASIC AND DILUTED EARNINGS
     (LOSS) PER SHARE                  $     (0.04)      $      0.04      $      0.08      $      0.00

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
-----------------------------------------------------------------

Operations for the year ended April 30, 2001 were highlighted by strong sales of private label flavoring syrups to several of the Company's major customers, sales of the OSCAR'S(R) brand of flavoring syrups to the specialty coffee industry and sales of the specialty frozen beverage products.

Net sales for the year ended April 30, 2001 and 2000 were $20,044,671 and $16,022,600, respectively, which represents a 25.1% increase. For the year ended April 30, 2001, private label syrup sales increased by 25.9%, the Company's branded syrup products sales increased by 14.2%, and the specialty frozen beverage products increased by 82.9%, while the sales of other Company products decreased by 0.4%, all as compared to the year ended April 30, 2000. Private label syrup, Company branded syrup, specialty frozen beverage products, and other Company products represented 71.4%, 17.4%, 8.1% and 3.1% of gross sales, respectively, for the year ended April 30, 2001. The Company's private label sales increased primarily as a result of a 29.9%, a 36.9%, a 29.3% and a 12.5% increase in sales to the Company's first, second, third and fifth largest private label customers, respectively. The Company's branded syrup products' sales increased primarily as a result of additional sales due to the acquisition and sales growth of the OSCAR'S(R) brand of flavoring syrups. In addition, sales growth of the DiNATURA(C) brand also contributed to the sales increase. The sales of the specialty frozen beverage products increased due to continued development of this product line after its successful introduction is fiscal year 2000. The sales of other Company products decreased slightly because increases in Sugars & Toppings, cod liver oil, and My Hero(TM) Sub Dressings were offset by decreases in the remaining product lines in this group. The per unit sales price of the Company's products for the fiscal year ended April 30, 2001 did not materially change from the fiscal year ended April 30, 2000.

During the year ended April 30, 2001, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the previous year. The costs associated with improved manufacturing efficiency were partially offset by slightly higher raw materials costs. Consequently, cost of sales, as a percentage of net sales, decreased to 67.5% for the year ended April 30, 2001 compared to 68.6% for year ended April 30, 2000. Cost of sales increased by $2,541,154 for the year ended April 30, 2001 compared to the year ended April 30, 2000, as a result of the addition of Oscars and higher sales volume.

Total selling, general and administrative expenses increased by 26.0% or $828,075 for the year ended April 30, 2001 compared to the year ended April 30, 2000. This increase included $130,260 in expenses incurred as a result of the due diligence and negotiation associated with Bunge Foods Corporation ("Bunge"). On December 28, 2000, the Company and Bunge mutually terminated negotiations toward a definitive purchase agreement in which the Company would have purchased from Bunge certain assets comprising Bunge's Foods Service Syrups & Toppings business. The increase in selling, general and administrative expenses was principally a result of the addition of Oscars, expenses associated with Bunge, growth in the size of the sales and marketing staff, expansion of international sales efforts and trade show participation, efforts to market the specialty frozen beverage products and the hiring of additional professional and outside services, all offset by a $190,423 reduction in bad debt expense. Selling, general and administrative expenses, as a percentage of net sales, increased slightly to 20.0% compared to 19.8% for the years ended April 30,

2001 and 2000, respectively.

Interest expense for the year ended April 30, 2001 increased by $20,448 compared to the year ended April 30, 2000. The increase reflects an increase in the average principal amount of outstanding notes payable, primarily associated with the acquisition of Oscars.

The Company reported total net other expense of $34,479 for the year ended April 30, 2001 compared to total net other expense of $9,020 for the year ended April 30, 2000. The Company also reported interest income of $45,784 for the current year compared to $69,948 for last year. The decrease in interest income is associated with a negative rate of return on a life insurance policy for the year offset by higher levels of invested cash for the same period.

Income before income tax expense increased to $2,370,877 for the year ended April 30, 2001 from $1,788,106 for the year ended April 30, 2000. This 32.6% increase can mainly be attributed to higher net sales levels along with lower cost of sales as a percentage of net sales.

The Company recorded income tax expense of $893,277 for the year ended April 30, 2001. For the year ended April 30, 2000, the Company recorded income tax expense of $706,868. The increase is due to an increase in taxable income and a lower effective rate.

As a result of the foregoing, the Company reported a record net income of $1,477,600, or $0.45 per basic and diluted weighted average number of shares of Common Stock outstanding, for the year ended April 30, 2001 compared to net income of $1,081,238, or $0.33 per basic weighted average and diluted number of shares of Common Stock outstanding for the year ended April 30, 2000. The basic weighted average number of Common Shares outstanding was 3,285,865 for each year.

Net income for the 4th quarter of the fiscal year ended April 30, 2001 was affected by an increase of approximately $126,000 because of year-end inventory adjusting entries. The amount of the inventory adjustments, pre-tax, was approximately $207,000. The primary purpose of the adjusting entries was to capitalize labor and overhead associated with the production of finished goods inventory still on-hand as of April 30, 2001 and to record the year-end physical inventory adjustment. The Company, for the year ended April 30, 2001, used a standard cost method to estimate cost of sales during the interim periods and an adjustment is recorded at year-end to properly reflect activity based on the results of the physical inventory.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
-----------------------------------------------------------------

Operations for the year ended April 30, 2000 resulted in a strong increase in the sales of flavoring syrups to the specialty coffee industry including a significant increase in sales of private label flavoring syrup to the Company's major customer. Additionally, the year was highlighted by the acquisition of Oscars and the introduction of the specialty frozen beverage products.

Net sales for the year ended April 30, 2000 and 1999 were $16,022,600 and $10,332,539, respectively, which represents a 55.1% increase. For the year ended April 30, 2000, private label syrup sales increased by 51.1%, the Company's branded syrup products sales increased by 59.1%, while the sales of other Company products increased by 93.5%, all as compared to the year ended April 30, 1999. Private label syrup, Company branded syrup, and other Company products represented 71.3%, 19.2% and 9.5% of gross sales, respectively, for the year ended April 30, 2000. The Company's private label sales increased primarily as a result of a 78.4% increase in sales to the Company's largest private label customer. In addition, the Company's third, fourth and fifth largest private label customers increased sales by 36.9%, 26.9% and 34.8%, respectively. The Company's branded syrup products' sales increased primarily as a result of a 23.3% increase in the sales of the DOLCE(R) brand syrups, the closeout sale of the GODIVA(R) brand syrups and $930,783 in additional sales of OSCAR'S(R) brand syrups. In addition, the DiNATURA(C) brand, for which shipments began in October 1998, contributed to the sales increase. The sales of other Company products increased due to the successful introduction of the specialty frozen beverage products. Sales of the specialty frozen beverage products, along with small increases in sales of Sugars & Toppings, Flavoring Extracts, and My Hero(TM) Sub Dressings, were offset by decreases in the remaining product lines in this group. The per unit sales price of the Company's products for the fiscal year ended April 30, 2000 did not materially change from the fiscal year ended April 30, 1999.

During the year ended April 30, 2000, the Company experienced lower cost of goods sold, as a percentage of net sales, compared to the previous year. The costs associated with improved manufacturing efficiency were partially offset by higher freight-out and building lease costs. Consequently, cost of sales, as a percentage of net sales, decreased to 68.6% for the year ended April 30, 2000 compared to 75.0% for the previous year. Overall, cost of sales increased by $3,249,234, including $519,260 associated with Oscars operations, for the year ended April 30, 2000 compared to the year ended April 30, 1999. This overall increase, other than the Oscars portion and higher costs previously mentioned, was generally a result of higher sales volume.

Total selling, general and administrative expenses increased by 50.9% or $1,072,422 for the year ended April 30, 2000 compared to the year ended April 30, 1999. This increase included $402,315 in additional expenses associated from Oscars operations and a $182,925 write-off of an accounts receivable as a result of Ameriserve Food Distribution Inc. filing a Chapter 11 bankruptcy petition on January 31, 2000. Sales of the Company's products, since that date, were not affected by this bankruptcy, as the private label customer that received Company products from a subsidiary of the bankrupt redirected distribution of the Company's products to that customer through other distributors. This write-off represented 1.14% of total year net sales while total write-offs represented 1.24% of total net sales. Write-offs of accounts receivable for the fiscal year ended April 30, 1999 were 0.53% of net sales. The overall increase, other than that attributed to Oscars and write-offs, was $487,182 or 23.1%. This increase was a result of increases in trade shows, travel, product samples, promotional material, postage, telephone, legal services, insurance, depreciation of office equipment, amortization of goodwill and other intangibles, and increases in the number of employees and employee wages. These increases were offset by decreases in advertising, public relations, and sales promotional allowances. Total selling, general and administrative expenses, as a percentage of net sales, decreased to 19.8% compared to 20.4% for the years ended April 30, 2000 and 1999, respectively.

Interest expense for the year ended April 30, 2000 increased by $39,132 compared to the year ended April 30, 1999. The increase reflects an increase in the average principal amount of outstanding notes payable primarily associated with the acquisition of Oscars.

The Company reported interest income of $69,948 for the year ended April 30, 2000 compared to $27,392 for year ended April 30, 1999. The increase in interest income is associated with higher levels of invested cash for the year ended April 30 2000 and a high rate of return on an insurance policy.

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

As a result of the foregoing, the Company reported a record net income of $1,081,238, or $0.33 per basic and diluted weighted average number of shares of Common Stock outstanding, for the year ended April 30, 2000 compared to net income of $261,534 or $0.08 per basic weighted average number of shares of Common Stock outstanding for the year ended April 30, 1999. The basic and diluted weighted average number of shares of Common Stock outstanding increased to 3,285,865 for the year ended April 30, 2000 compared to 3,285,684 for the prior year. The increase reflects Common Stock issued upon the exercise of warrants during the fiscal year ended April 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital and working capital ratio as of April 30, 2001 and April 30, 2000 were $4,306,237 and 3.46 to 1 and $3,403,148 and 2.72 to 1, respectively.
The increase in working capital for April 30, 2001 compared to April 30, 2000 was primarily a result of a $359,884 increase in the Company's cash and cash equivalents, a $12,600 increase in the Company's prepaid expenses, a $510,636 increase in inventory, a $405,135 decrease in the Company's accrued taxes and a $111,364 decrease in debt related current liabilities, offset by a $185,441 increase in the Company's accounts payable, a $104,555 increase in the Company's accrued expenses, a $197,419 decrease in the Company's accounts receivable and a $9,115 decrease in current deferred income taxes. The decrease in accounts receivable was a result of a decrease in the number of days that the Company's customers are taking in paying their outstanding receivable balances. The increase in inventory was the net result of increases associated with the specialty frozen beverage products and higher levels of flavoring syrup raw material inventory. The increase in prepaid expenses is primarily a result of deposits on equipment purchases and prepaid marketing expenses. The decrease in debt-related current liabilities is the result of a decrease in short-term liabilities associated with the acquisition of Ricter Enterprises, LTD. The increase in accounts payable is a result of the Company's higher purchasing level associated with higher sales levels offset by a strong cash position and taking early payment discounts. The decrease in accrued taxes is a result of the requirement to make larger estimated quarterly tax payments for the 2001 fiscal year. The increase in accrued expenses primarily reflects increases in accrued customer claims, vacations, accrued salaries and wages, and accrued employee medical expenses.

The Company's operating activities for the year ended April 30, 2001 provided net cash of $1,653,413. The Company used $926,197 to acquire equipment and make building improvements, $327,965 to make principal payments on a mortgage note payable and on other long term liabilities and $73,548 to decrease its line of credit. The net cash surrender value of a life insurance policy decreased by $16,249. The Company also received $15,400 in proceeds from the sale of equipment. Consequently, during this period, cash and cash equivalents increased by $359,884 after a $2,532 increase in cash as the result of the effect of exchange rate changes.

The Company believes that the First Knox line of credit and cash from operating activities will be sufficient to finance operations and planned capital expenditures for the next 12 months. The Company will need to secure additional financing to pursue acquisitions.

On December 21, 2000, the Company renewed its $400,000 line of credit with First Knox. The First Knox line of credit expires on December 21, 2001. As of June 29, 2001 and April 30, 2001, there was no outstanding balance under this agreement. Under a Standby Letter of Credit issued to CIBC, $200,000 of the First Knox line of credit was pledged as collateral for a credit agreement with CIBC that includes a demand line of credit of $116,732. As of April 30, 2001, there was a balance of $29,164 under the CIBC line of credit.

The Company, during the fiscal year ending April 30, 2001, experienced some minor inflationary increases in the cost of various raw and packaging materials. During the same period, the Company also received reductions in the cost of other raw materials. Subsequently, the Company did not change the selling price of its products and absorbed any net changes in the cost.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements of Stearns & Lehman, Inc.

                                                                                      Page

Independent Auditors' Report (dated June 22, 2001) ..............................      22

Report of Independent Accountants (dated June 23, 2000) .........................      23

Consolidated Balance Sheets as of April 30, 2001 and 2000 .......................      24

Consolidated Statements of Income for the years ended April 30, 2001 and 2000 ...      25

Consolidated Statements of Shareholders' Equity for the years
     ended April 30, 2001 and 2000 ..............................................      27

Consolidated Statements of Cash Flows for the years ended April 30, 2001 and 2000      28

Notes to Consolidated Financial Statements ......................................      30

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Stearns & Lehman, Inc.
Mansfield, Ohio



We have audited the accompanying consolidated balance sheet of Stearns & Lehman, Inc. and subsidiary as of April 30, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended April 30, 2000 were audited by other auditors whose report, dated June 23, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2001 consolidated financial statements present fairly, in all material respects, the financial position of the companies at April 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
June 22, 2001, except for Note 15 as to which the date is June 29, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Stearns & Lehman, Inc.



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Stearns & Lehman, Inc. and its subsidiary at April 30, 2000, and the result of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
June 23, 2000

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                    2001             2000
                            ASSETS

Current assets:
   Cash and cash equivalents                                     $ 1,448,774      $ 1,088,890
   Trade accounts receivable, net of allowance for doubtful
      accounts of $75,000 in 2001 and $70,000 in 2000              1,924,601        2,122,020
   Inventory                                                       2,497,200        1,986,564
   Prepaid expenses and other                                        122,347          109,747
   Deferred income taxes                                              62,744           71,859
                                                                 -----------      -----------
            Total current assets                                   6,055,666        5,379,080
                                                                 -----------      -----------

Property and equipment:
   Land                                                               73,928           73,928
   Buildings                                                       1,829,823        1,829,823
   Building improvements                                             163,929           93,934
   Leasehold improvements                                            178,220          178,540
   Machinery and equipment                                         2,753,498        2,181,742
   Office equipment                                                  488,354          476,151
   Tooling                                                           128,762          135,425
   Vehicles                                                           40,401           40,401
                                                                 -----------      -----------
                                                                   5,656,915        5,009,944
         Less accumulated depreciation                             1,560,074        1,365,811
                                                                 -----------      -----------
            Net property and equipment                             4,096,841        3,644,133
                                                                 -----------      -----------

Goodwill and other intangibles, net                                1,226,797        1,461,660
Cash surrender value of life insurance                                79,298           95,547
Trademarks, net                                                       10,369           12,102
Other assets                                                          15,310           16,380
                                                                 -----------      -----------

            Total assets                                         $11,484,281      $10,608,902
                                                                 ===========      ===========




CONTINUED

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                      2001               2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $  1,015,066       $    829,625
   Accrued taxes                                                       262,623            667,758
   Accrued expenses                                                    265,749            161,194
   Lines of credit                                                      29,164            102,713
   Current portion of notes payable                                     86,588            129,757
   Current portion of other long term liabilities                       90,239             84,885
                                                                  ------------       ------------
            Total current liabilities                                1,749,429          1,975,932
                                                                  ------------       ------------

Long-term liabilities:
   Notes payable, net of current portion                             1,123,660          1,318,645
   Other long term liabilities, net of current portion                 141,231            236,395
   Deferred income taxes                                               158,147            193,285
                                                                  ------------       ------------
            Total long-term liabilities                              1,423,038          1,748,325
                                                                  ------------       ------------

            Total liabilities                                        3,172,467          3,724,257
                                                                  ------------       ------------

Commitments and contingencies

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized,
      3,289,165 issued and 3,285,865 outstanding
      as of April 30, 2001 and 2000, respectively                        3,629              3,629
   Additional paid-in capital                                        5,248,461          5,248,461
   Retained earnings                                                 3,125,137          1,647,537
   Accumulated other comprehensive loss                                (52,213)            (1,782)
                                                                  ------------       ------------
                                                                     8,325,014          6,897,845
         Less treasury stock at cost; 3,300 shares                      13,200             13,200
                                                                  ------------       ------------
            Total shareholders' equity                               8,311,814          6,884,645
                                                                  ------------       ------------

            Total liabilities and shareholders' equity            $ 11,484,281       $ 10,608,902
                                                                  ============       ============



   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                            2001               2000

Net sales                                               $ 20,044,671       $ 16,022,600
Cost of sales                                             13,536,764         10,995,610
                                                        ------------       ------------
            Gross profit                                   6,507,907          5,026,990

Selling, general and administrative expenses               4,008,535          3,180,460
                                                        ------------       ------------

Income from operations                                     2,499,372          1,846,530
                                                        ------------       ------------

Other income (expense), net:
   Interest expense                                         (139,800)          (119,352)
   Interest income                                            45,784             69,948
   Other, net                                                (34,479)            (9,020)
                                                        ------------       ------------

Income before income tax expense                           2,370,877          1,788,106
                                                        ------------       ------------

   Income tax expense (benefit):
      Current                                                917,257            709,288
      Deferred                                               (23,980)            (2,420)
                                                        ------------       ------------
            Total income tax expense                         893,277            706,868
                                                        ------------       ------------

            Net income                                  $  1,477,600       $  1,081,238
                                                        ============       ============

            Earnings per share - Basic                  $        .45       $        .33
                                                        ============       ============

            Earnings per share - Diluted                $        .45       $        .33
                                                        ============       ============

Basic weighted-average common shares outstanding           3,285,865          3,285,865
                                                        ============       ============

Diluted weighted-average common shares outstanding         3,294,107          3,285,865
                                                        ============       ============




   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                      ACCUMULATED
                              NUMBER OF                  ADDITIONAL                     OTHER                      TOTAL SHARE-
                                COMMON       COMMON        PAID-IN       RETAINED    COMPREHENSIVE    TREASURY       HOLDERS'
                                SHARES       SHARES        CAPITAL       EARNINGS         LOSS         SHARES         EQUITY
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at April 30, 1999      3,285,865         3,629     5,248,461       566,299           --          (13,200)     5,805,189

 Net income                                        --            --      1,081,238           --             --        1,081,238

 Foreign currency
  translation adjustment                           --            --            --          (1,782)          --           (1,782)
                                                                                                                    -----------

 Comprehensive income                                                                                                 1,079,456
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance at April 30, 2000      3,285,865         3,629     5,248,461     1,647,537         (1,782)       (13,200)     6,884,645

 Net income                                       --            --       1,477,600          --             --         1,477,600

 Foreign currency
  translation adjustment                          --            --            --          (50,431)         --           (50,431)
                                                                                                                    -----------

 Comprehensive income                                                                                                 1,427,169
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balances at April 30, 2001     3,285,865   $     3,629   $ 5,248,461   $ 3,125,137    $   (52,213)   $   (13,200)   $ 8,311,814
                             ===========   ===========   ===========   ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                         2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 1,477,600    $ 1,081,238
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                    35,113        224,166
      Depreciation and amortization                                      614,693        509,172
      Loss on the disposal of fixed assets                                26,056          4,689
      Deferred income taxes                                              (23,980)        (2,420)
Changes in assets and liabilities, net of acquisitions:
      Trade accounts receivable                                          162,306     (1,174,130)
      Inventory                                                         (510,636)       (48,695)
      Prepaid expenses and other                                         (12,600)        93,175
      Accounts payable                                                   185,441        234,784
      Accrued taxes                                                     (405,135)       586,559
      Accrued expenses                                                   104,555         39,429
                                                                     -----------    -----------
            Net cash provided by operating activities                  1,653,413      1,547,967
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (926,197)      (412,840)
   Proceeds from sale of property and equipment                           15,400            499
   Cash surrender value of life insurance, net                            16,249        (44,458)
   Acquisition of business                                                  --         (921,232)
   Purchase of other assets                                                 --           (7,383)
                                                                     -----------    -----------
            Net cash used in investing activities                       (894,548)    (1,385,414)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under notes payable                                           --          800,000
   Net borrowings (repayments) under lines of credit                     (73,548)        40,217
   Principal payments on long-term debt and other liabilities           (327,965)      (273,105)
                                                                     -----------    -----------
            Net cash provided by (used in) by financing activities      (401,513)       567,112
                                                                     -----------    -----------

Effect of exchange rate changes on cash                                    2,532         (2,643)
                                                                     -----------    -----------
Net increase in cash and cash equivalents                                359,884        727,022

Cash and cash equivalents, beginning of year                           1,088,890        361,868
                                                                     -----------    -----------

Cash and cash equivalents, end of year                               $ 1,448,774    $ 1,088,890
                                                                     ===========    ===========


CONTINUED

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                          2001         2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                        $    139,915   $119,007
                                                                      ============   ========

      Income taxes                                                    $  1,297,863   $ 51,113
                                                                      ============   ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   AND INVESTING ACTIVITIES:
      Other long term liability associated with subsidiary acquired   $       --     $370,951
                                                                      ============   ========







  The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of business. Steams & Lehman, Inc. (the "Company") and its wholly owned Canadian subsidiary, Oscar Skollsberg's Food Technique Ltd. ("Oscars") operate in one business segment. The Company and its subsidiary are engaged in the business of manufacturing and selling specialty food products, including extracts, flavorings, liquid spices and Italian syrups. The principal market for the Company's products is the continental United States and Canada.

         Consolidation. The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, Oscars. All significant intercompany accounts have been eliminated in the preparation of the consolidated financial statements. The accounts of Oscars have been included since October 1, 1999, the date of acquisition.

         Inventories. Inventory is valued at the lower of most recent cost or market which approximates cost using the first-in, first-out (FIFO) method. Indirect costs that do not relate to production of finished goods, including general and administrative expenses, are charged to expense as incurred. The Company uses a standard cost method to estimate cost of sales during interim periods. An adjustment is made at year end to record actual activity based on the results of the year-end physical inventory. The year-end adjustment decreased cost of sales by $207,419 and $180,738 in 2001 and 2000, respectively.

         Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: buildings and building improvements, 30 to 40 years; machinery and equipment, 5 to 10 years; tooling, 2 to 10 years; and vehicles, 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. Depreciation expense was $413,378 in 2001 and $356,605 in 2000. Repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the applicable accounts, and any gain or loss from disposition is included in operations.

         Earnings per share. Earnings per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share is computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average effect of dilutive warrants outstanding.

                                                                                              APRIL 30,
                                                                                   ---------------------------------
                  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            2001             2000
                  ---------------------------------------------------------------  ---------------  ----------------

                  Common shares issued                                                  3,289,165         3,289,165
                  Treasury shares                                                          (3,300)           (3,300)
                                                                                   ---------------  ----------------
                     Basic shares                                                       3,285,865         3,285,865
                     Dilutive effect of warrants                                            8,242                 0
                                                                                   ---------------  ----------------
                        Diluted shares                                                  3,294,107         3,285,865
                                                                                   ===============  ================

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

         Cash and cash equivalents. The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash consists primarily of demand deposits held principally with one financial institution.

         Income taxes. The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

         Revenue recognition. Sales are recorded when products are shipped to the customer. In general, customers do not have the right to return products that have been shipped, unless such products do not meet established quality standards.

         Goodwill and other intangibles. Goodwill represents the excess of purchase price over fair value of net tangible assets acquired (see
         Note 6) and is amortized on a straight-line basis over 12 to 15 years. Other intangibles consist of customer lists and are amortized over 15 years. The Company reviews the carrying value of goodwill and intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Amortization expense was $199,024 in 2001 and $145,399 in 2000, and accumulated amortization was $609,677 and $409,653 at April 30, 2001 and 2000, respectively.

         Fair value of financial instruments. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity. The carrying amount of variable rate debt issued approximates fair value because the interest rate changes with market interest rates and the carrying amount of fixed rate debt approximates fair value due to its short-term nature.

         Foreign sales. The Company's United States operations transact all foreign sales to distributors and customers in United States currency. Oscars transacts foreign sales to distributors and customers in either Canadian or United States currency.

         Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

         Concentration of risk. The Company purchases certain products from sole-source suppliers of which there are currently no other suppliers used by the Company. A change in suppliers during certain peak periods could cause a delay in production and a possible loss of sales, which would affect operating results adversely.

         The Company's largest customer and the total of the eight largest customers represent approximately 50% and 68% of net sales in 2001 and 49% and 70% of net sales in 2000, respectively. The loss of any of these customers could have an adverse impact on the operating results of the Company.

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

         Recent accounting pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after Jun 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective May 1, 2001. The effect of the adoption did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The Company adopted the guidelines of SAB 101 without material effect.

2.       INVENTORY

         The major components of inventory at April 30, 2001 and 2000 were as follows:

                                                             2001               2000

Raw materials                                         $      1,188,799   $        965,919
Work in process                                                 20,357             13,347
Finished goods                                               1,288,044          1,007,298
                                                      -----------------  -----------------

Total inventory                                       $      2,497,200   $      1,986,564
                                                      =================  =================

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

3.       NOTES PAYABLE

         Notes payable at April 30, 2001 and 2000 consisted of the following:



                                                                   2001         2000


Note payable to a bank, collateralized by real estate,
 accounts receivable, inventory, and equipment, payable in
 monthly installments of $9,071, including  interest, at a
 rate of weekly average yield on U.S. Treasury securities
 plus 3.25% adjusted not more than once per five years
 (interest rate of 7.81% as of April 30, 2001 and 2000), due
 on October 1, 2007.                                             $  546,053   $  608,991

Note payable to a bank, collateralized by real estate,
 accounts receivable, inventory, and equipment, payable on
 November 1, 2004, with monthly interest payments at a rate of
 prime adjusted not more than once per year (interest rate of       626,671      733,335
 8.14% as of April 30, 2001).

Note payable to a company, unsecured, payable in monthly
 installments of $7,111 including interest, at a rate of 8.25%
 per annum commencing July 1, 1999, due on December 1, 2000.           --         48,433

Note payable to a bank, collateralized by accounts
 receivable, inventory, and equipment, payable in monthly
 installments of $2,750 CDN including interest at a rate of
 prime plus 0.25%, (6.75% as of April 30, 2001) due on March
 1, 2003                                                             37,524       57,643
                                                                 ----------   ----------

 Total notes payable                                              1,210,248    1,448,402
 Less current portion                                                86,588      129,757
                                                                 ----------   ----------

                                                                 $1,123,660   $1,318,645
                                                                 ==========   ==========

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------



         Future maturities of notes payable at April 30, 2001 are as follows:

                  YEAR ENDING APRIL 30,
                  --------------------------------

                  2002                                                        $         86,588
                  2003                                                                  92,559
                  2004                                                                  79,573
                  2005                                                                 712,854
                  2006                                                                  93,261
                  Thereafter                                                           145,413
                                                                              -----------------
                                                                              $      1,210,248
                                                                              =================

4.       LINES OF CREDIT

         On December 2, 1996, the Company signed a Line of Credit Agreement with a U.S. bank for $400,000 with interest at a rate of prime. This Line of Credit Agreement was renewed on December 21, 2000 and expires on December 21, 2001. This agreement is collateralized by substantially all the assets of the Company and contains covenants that require the Company to maintain a certain minimum working capital and net worth and maintain a certain quick and current ratio. As of April 30, 2001, there was no outstanding balance under this agreement. Under a Standby Letter of Credit issued to a Canadian bank, $200,000 of this Line of Credit was pledged as collateral for a Credit Agreement with a Canadian bank. This Canadian agreement includes a Demand Line of Credit of $116,732 with interest at a rate of prime and contains covenants covering Oscar's current ratio, minimum shareholders' equity, capital expenditures and dividends. As of April 30, 2001, there was an outstanding balance of $29,164 under this Canadian agreement.

5.       LEASE COMMITMENTS

         The Company leases office, warehouse and manufacturing facilities and certain office and production equipment under noncancelable operating lease agreements expiring through fiscal 2007. The building lease provides for future minimum rent escalations. Minimum rental commitments under noncancelable operating leases at April 30, 2001 are as follows:



             YEAR ENDING APRIL 30,
             -------------------------------

             2002                                                       $        309,234
             2003                                                                319,419
             2004                                                                319,743
             2005                                                                117,765
             2006                                                                101,050
             Thereafter                                                           68,338
                                                                        -----------------
                                                                        $      1,235,549
                                                                        =================


         Total rent expense charged to operations for all operating leases was $330,388 in 2001 and $290,514 in 2000.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

6.       BUSINESS COMBINATIONs

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

         For accounting purposes, the acquisition of Oscars has been recorded using the purchase method of accounting. The Company's consolidated financial statements include the results of from the closing date of the acquisition. The purchase price has been allocated to the assets and liabilities of Oscars at their estimated fair value. The amount allocated to the Oscars' customer list, that is reported as other intangible assets, are amortized over fifteen years. The fair values of assets and liabilities have been determined based on management's estimates.


         The allocation of the purchase price of Oscars is as follows:

                  Trade accounts receivable                                      $        127,541
                  Inventory                                                               122,516
                  Prepaid expenses and other                                                8,131
                  Property and equipment                                                  205,903
                  Trademarks                                                                9,591
                  Other intangible assets                                                 712,283
                  Accounts payable                                                       (55,173)
                  Accrued expenses                                                       (15,385)
                  Deferred income taxes                                                  (62,491)
                  Bank debt                                                             (131,684)
                                                                                 -----------------

                                                                                 $        921,232
                                                                                 =================

7.       WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

         On April 6, 2001, 500 employee stock options, with an exercise price of $2.266 per common share, expired due to employee separation without being exercised.

         On October 14, 2000, 2,648 warrants, with an exercise price of $3.15 per common share, expired without being exercised.

         On March 14, 2000, 3,600 warrants, with an exercise price of $5.75 per common share, expired without being exercised.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

         On November 12, 1999, 1,000 employee stock options, with an exercise price of $2.266 per common share, expired due to employee separation without being exercised

         Effective March 4, 1994, the Company adopted the 1994 Stock Option Plan ("the Plan"). The shares that may be issued subject to options granted under the Plan shall not exceed 275,000 shares in aggregate. The options granted under the Plan may be designated as incentive stock options or non-qualified stock options, at the discretion of the committee designated by the Board of Directors to administer the Plan. The option price for non-qualified stock options shall not be less than 100% of the fair market value of a share on the effective date of the grant. The option price for incentive stock options shall not be less than 110% of the fair market value of a share on the effective date of the grant.

         On September 29, 1998, 17,000 employee stock options were granted with an exercise price of $2.266 per share of common stock. On September 29, 2000, 50% of these options were exercisable. On the anniversary date of issuance in each subsequent year, an additional 25% of these options become exercisable until all 17,000 options are exercisable on September 29, 2002.

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its option and warrant grants for employees. Accordingly, no compensation cost has been recognized for warrants or options ("warrants") granted as the Company believes warrants were granted at fair market value at the date of grant. Had compensation cost for the warrants granted been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                                       2001              2000

                  Net income                         Pro forma                   $     1,467,608   $     1,071,246
                                                     As reported                       1,477,600         1,081,238

                  Diluted earnings per share         Pro forma                   $           .45   $           .33
                                                     As reported                             .45               .33

           In determining the pro-forma amount of stock-based compensation on a basis consistent with SFAS No. 123, the fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999: no dividend yield; expected volatility of 111%; risk-free interest rate of 4.59%; and expected life of 10.0 years for warrants granted in fiscal 1999. There were no options granted in fiscal year 2001 and 2000.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

         A summary of the status of the Company's warrants and options as of April 30, 2001 and 2000, respectively, and changes during the years then ended is presented below:


                                                                       2001                         2000
                                                             --------------------------  ---------------------------
                                                                           WEIGHTED-                    WEIGHTED-
                                                                            AVERAGE                      AVERAGE
                                                                            EXERCISE                    EXERCISE
                              WARRANTS / OPTIONS                SHARES       PRICE        SHARES          PRICE
                          ----------------------------       ---------------------------------------  --------------

                  Outstanding at beginning of year               92,396   $       4.71       96,996   $        4.72

                  Forfeited                                     (3,148)   $       3.01      (4,600)   $        4.99

                  Outstanding at end of year                     89,248   $       4.77       92,396   $        4.71

                  Exercisable at year-end                        81,498   $       5.01       79,996   $        5.09


         The following table summarizes information about warrants and options outstanding at April 30, 2001:

                                                                   NUMBER           WEIGHTED-          NUMBER
                                                                 OUTSTANDING         AVERAGE         EXERCISABLE
                                                                AT APRIL 30,        REMAINING       AT APRIL 30,
                     EXERCISE PRICE                                 2001              LIFE              2001
                     -------------------------                 ----------------  ----------------  ----------------

                              $2.27                                     15,500         7.4 years             7,750
                              $3.00                                     10,000         4.0 years            10,000
                              $5.50                                     18,798         5.4 years            18,798
                              $5.63                                     10,000         6.7 years            10,000
                              $5.75                                     34,950         0.5 years            34,950
                                                               ----------------  ----------------  ----------------

                                                                        89,248         3.8 years            81,498
                                                               ================  ================  ================

8.       COMMITMENTS

         The Company has a written supply agreement through August 31, 2003 with a customer. This exclusive supplier agreement details the manufacturing of flavored syrups meeting certain specifications and complying with defined inspection and testing procedures. The price of the syrups are defined within the agreement, along with a mechanism for price increases associated with increased production costs. Payment for products are required to be made within 30 days upon receipt of invoice. Both the Company and the customer can cancel this agreement with 60 days written notice, with respect to price disagreements, and the customer can cancel this agreement with 90 days written notice if the Company does not match a lower price from a competitor.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

9.       INCOME TAXES

         The components of the net deferred tax liability at April 30, 2001 and 2000 are as follows:

                                                                                       2001               2000
                  Deferred tax assets:
                  Net operating loss carryforwards                               $        90,223   $        115,686
                  Other                                                                   22,966             19,796
                  Allowance for doubtful accounts                                         28,500             26,600
                                                                                 ----------------  -----------------

                  Gross deferred tax assets                                              141,689            162,082

                  Deferred tax liabilities:
                  Goodwill & Intangibles                                                   6,454             49,363
                  Property and equipment                                                 230,638            234,145
                                                                                 ----------------  -----------------

                  Net deferred tax liability                                     $      (95,403)   $      (121,426)
                                                                                 ================  =================

         The Company had net operating loss carryforwards available of $265,361 and $298,531 at April 30, 2001 and 2000, respectively, from the purchase of Select, of which $33,170 is available to deduct each year through April 30, 2009.

         The Company utilized approximately $47,355 of net operating carryforwards in fiscal 2001.

         The provision (benefit) for income taxes include:

                                                                                       2001               2000
                  Current taxes:
                     U.S. federal                                                $       761,109   $        622,828
                     Canadian federal and provincial                                      78,855             12,634
                     State and local                                                      77,293             73,826
                                                                                 ----------------  -----------------

                  Total current taxes                                                    917,257            709,288

                  Deferred taxes:
                     U.S.                                                                (34,077)            17,214
                     Canadian                                                             10,097            (19,634)
                                                                                 ----------------  -----------------

                  Total deferred taxes                                                   (23,980)            (2,420)

                  Total income taxes                                             $       893,277   $        706,868
                                                                                 ================  =================

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

         A reconciliation between the statutory federal income tax rate and the effective income tax on pretax earnings follows:

                                                                            2001                    2000

         Statutory income tax rate                                                34.0   %                34.0    %
         U.S. local and state income tax and Canadian federal
            and provincial, net of U.S. federal income tax effect                  2.4                     2.3
         Permanent differences                                                     1.4                     3.0
         Other items, net                                                            -                      .2
                                                                      -----------------       -----------------

                                                                                  37.8   %                39.5    %
                                                                      =================       =================

         10. RELATED-PARTY TRANSACTIONS

         An entity owned by an employee/board member provided services to the Company related to flight transportation up to and including August 3, 1999. Expenses incurred from this entity were $0 in 2001 and $18,714 in 2000. No payables, related to these services, were outstanding as of April 30, 2001 or 2000.

11.      CONTINGENCIES

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. Although amounts with respect to these proceedings cannot be determined, in the opinion of management, any such amounts will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

12.      EMPLOYEE BENEFIT PLAN

         The Company maintains a salary deferral plan that is qualified under
         Section 401(k) of the Internal Revenue Code. The plan, covering all full-time United States employees, allows participants to contribute certain amounts on a pretax basis and provides for certain matching contributions by the Company as specified in the plan agreement. Company contributions to the plan charged to operations were $39,162 in 2001 and $31,283 in 2000.

13.      SHIPPING AND HANDLING FEES

         The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is to become effective for the Company no later than the fourth quarter of the fiscal year ending April 30, 2001. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods sold and should be classified as revenue. The Company adopted the provisions of EITF 00-10 during the fiscal quarter ended January 31, 2001. Net sales and cost of sales for all prior periods presented have been reclassified to conform with the current presentation. There was no effect on the dollar amount of the Company's gross profit or net income as a result of adopting EITF 00-10.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------


14.      ACQUISITIONS

         On December 28, 2000, the Company and Bunge Foods Corporation ("Bunge") mutually terminated negotiations toward a definitive purchase agreement in which the Company would purchase, from Bunge, the Food Service Syrups & Toppings Business. The purchase price for the Business would have approximated $6,800,000 plus (a) an amount up to $4,700,000 based on a formula amount relating to net sales to a major customer of the Business for the two years subsequent to the proposed acquisition date, and (b) 1% of net sales to the same customer in excess of a target quantity for the same two years subsequent to the proposed acquisition date. The Huntington National Bank ("Huntington") had provided the Company a loan commitment totaling $17,176,000 to finance this purchase, other capital expenditures, and to replace existing loans that the Company has with First-Knox National Bank ("First-Knox"). The negotiations were terminated when the Company and Bunge were unable to resolve issues that arose through the Company's due diligence process in a time frame prescribed by Bunge. The Company believed that these issues could have negatively impacted its ability to meet certain requirements of Huntington's commitment to finance this purchase. As a result of the termination of negotiations, $500,000 of the purchase price, that had been placed in an escrow account, was returned to the Company, and the Company did not proceed with the Huntington commitment and has maintained its relationship with First-Knox as its primary bank. The Company incurred selling, general and administrative expenses of $130,260 as a result of the negotiations, the due diligence process and the Huntington commitment.

15.      RECENT ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, FASB concluded its voting process on SFAS No. 141, "Business Combinations" and this statement will be issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

         On June 29, 2001, FASB concluded its voting process on SFAS No. 142, "Goodwill and Other Intangible Assets" and this statement will be issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on May 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2000, the Company completed a review of its auditing service provider and selected Deloitte & Touche LLP ("Deloitte") as the accountants to audit the Company's consolidated financial statements for the year ending April 30, 2001. Accordingly, the Company entered into a letter agreement engaging Deloitte as the accountant to audit the Company's consolidated financial statements. Also, on October 31, 2000, the Company dismissed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"), the accountant which had been the Company's auditing service provider. PricewaterhouseCoopers' reports on the consolidated financial statements of the Company for the fiscal years ended April 30, 1999 and April 30, 2000 (which are referred to herein as the "Prior Report Periods") contained no adverse opinion or disclaimer of opinion. No report on the consolidated financial statements for the Prior Report Periods was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change auditors was recommended by the audit committee of the Board of Directors of the Company and approved by the Board of Directors of the Company. During the Prior Report Periods and through October 31, 2000, preceding the replacement of PricewaterhouseCoopers, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused them to make any reference to the disagreement in their reports on the consolidated financial statements.

The Company did not consult with Deloitte during the last two years or subsequent interim period on either the application of accounting principles or type of opinion Deloitte might issue on the Company's consolidated financial statements.

The Company requested PricewaterhouseCoopers to furnish a letter to the SEC stating whether PricewaterhouseCoopers agreed with the above statements. A copy of the PricewaterhouseCoopers letter to the SEC dated November 2, 2000 was filed as an exhibit to the Form 8-K filed by the Company on November 6, 2000


             [The remainder of this page intentionally left blank.]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains the name, position, age and telephone number of each director and executive officer of the Company as of June 29, 2001. Directors are elected to a one year term, to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier resignation, removal from office, or death. The respective background of each director and executive officer is described following the table. Each of the executive officers devotes his or her full-time efforts to the affairs of the Company.

NAME                       POSITION                                             AGE      TELEPHONE NO.
----                       --------                                             ---      -------------
William C. Stearns         President, Treasurer and Director                    48       419/522-2722
Sally A. Stearns           Executive Vice President, Secretary and Director     41       419/522-2722
John A. Chuprinko          Chief Financial Officer                              46       419/522-2722
Frank E. Duval             Director                                             57       419/882-2314
Carter F. Randolph         Director                                             45       513/891-4227
Adam "Bud" Vetter          Director                                             41       419/525-1611

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

CARTER F. RANDOLPH, PH.D. - DIRECTOR

Dr. Randolph was appointed as a Director of the Company on March 29, 1996. Since 1987, Dr. Randolph has been the President of The Randolph Company, Inc. where he is responsible for the management of pension plans, foundations and trusts. From 1989 to the present, Dr. Randolph has been Executive Vice President and Trustee of the Green Acres Foundation where he is responsible for management, including all aspects of organization and operation of the private nonprofit foundation. Dr. Randolph has experience in the areas of estate planning, tax planning, IRS audit management, investment management, real estate management, farm management and property management. Dr. Randolph is also Chairman and Chief Executive Officer of Planet Products and Apex Machine Design. Planet Products is a manufacturing company focused on precision machining, food processing automation and precision packaging. Apex Machine Design is an engineering firm oriented on the design of factory automation machines and lines. Dr. Randolph currently serves on the Board of Directors of Cintech Tele-Management Systems, Inc. Dr. Randolph is a member of the Board of Directors' Audit Committee.

ADAM "BUD" VETTER - DIRECTOR

Bud Vetter was appointed as a Director of the Company on October 10, 2000. Mr. Vetter is a partner with the law firm Brown, Bemiller, Murray & McIntyre where his practice is focused in the areas of corporate law, real estate development, and estate planning and probate. Mr. Vetter has a Bachelor or Science degree in Business Administration from Bowling Green State University (Cum Laude, 1982). Mr. Vetter also has a Juris Doctorate degree from Cleveland State University, Cleveland-Marshall College of Law (Magna Cum Laude, 1985). Mr. Vetter is a principal owner and developer of the Mansfield Commerce Center, a large industrial complex in Mansfield, Ohio, the Connersville Industrial Center, a large industrial and office complex in Connersville, Indiana, and has a number of other operating companies. Mr. Vetter also currently serves on numerous Boards of Directors and non-profit Boards of Trustees and is a member and Vice Chairman of the Mansfield Regional Airport and Aviation Commission. Mr. Vetter is a member of the Board of Directors' Audit Committee.

SIGNIFICANT EMPLOYEES
---------------------

PHYLLIS J. THOMAS

Ms. Thomas, age 47, has been employed by the Company since November 1993 and currently is the Assistant Vice-President of Corporate Affairs. Ms. Thomas is the Company's principal liaison with Starbucks and is a graduate of Ashland University with a Bachelor of Science Degree in Business Administration. Prior to working for the Company, Ms. Thomas was a promotion specialist for R.J.R. Nabisco from 1990 to 1993.

JOHN M. LUDWIG

Mr. Ludwig, age 45, is a 1979 graduate of Bowling Green State University with a Bachelor of Science Degree in Business Administration and has been employed by the Company since October 2000. Mr. Ludwig currently is the Director of Sales and Marketing. Prior to joining the Company, Mr. Ludwig was employed by Ocean Spray Cranberries, Inc.'s Food Service division for 15 years. Mr Ludwig has held various sales and trade marketing positions with Ocean Spray Cranberries, Inc. and with Durkee Food Service. Mr. Ludwig has been active in industry initiatives such as; Efficient Food Service Response (EFR), and the Manufacturers Advisory Committee to the Association of Sales & Marketing Companies.

JAMES E. POWERS

Mr. Powers, age 27, has been employed by the Company since May 1996. Mr. Powers currently is the Director of Operations. Mr. Powers started with the Company as its Maintenance Manager and was then promoted to Production Manager in 1998. He assumed his current responsibility in June 1999. Prior to working for the Company, Mr. Powers was a Maintenance Technician enrolled in a management trainee program at Hedstrom Corporation located in Mansfield, Ohio.

FAMILY RELATIONSHIPS
--------------------

Except for Mr. and Mrs. Stearns, there are no family relationships among the directors and executive officers of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

Not Applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

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

ITEM 10.     EXECUTIVE COMPENSATION

SALARY COMPENSATION TABLE
-------------------------

The following table and notes set forth information regarding remuneration of the officers of the Company whose total annual salary and bonus during the fiscal year ended April 30, 2001 exceeded $100,000:

--------------------------------------- ------------ ------------------ ---------------- ------------------------
NAME OF INDIVIDUAL                        FISCAL                                             ALL OTHER
POSITION                                   YEAR          SALARY ($)        BONUS ($)      COMPENSATION ($)
--------------------------------------- ------------ ------------------ ---------------- ------------------------
William C. Stearns,                        2001          $ 139,659        $ 42,037             $ 123 (1)
President                                  2000          $ 125,000        $ 10,000             $ 123 (1)
                                           1999          $ 109,635        $      0             $ 123 (1)

John A. Chuprinko,                         2001          $  90,045        $ 17,019             $   0
Chief Financial Officer                    2000          $  80,000        $      0             $   0
                                           1999          $  80,000        $      0             $   0
--------------------------------------- ------------ ------------------ ---------------- ------------------------

(1) The Company carries and pays the premium on a "key man" life insurance policy on Sally A. Stearns in the amount of $500,000 and is entitled to eighty percent (80%) of the benefits of such a policy. Mr. Stearns is the other named beneficiary of this policy and is entitled to receive the remaining twenty percent (20%) of the benefits of such insurance policy. For the fiscal years ended April 30, 2001 through 1999 the premium value of this benefit to Mr. Stearns was $123.

DIRECTORS COMPENSATION
----------------------

The Directors of the Company receive cash compensation of $1,000 per meeting for serving on the Board of Directors, and are reimbursed reasonable expenses incurred while attending these meetings. Frank E. Duval and Carter F Randolph, Ph.D. each received $8,000 and Bud Vetter received $4,000 for attending Board of Directors meetings for the fiscal year ended April 30, 2001. The Company has agreed to pay $15,000 to each of the outside Directors for services rendered during a calendar year, on a pro rata basis for the actual time served as a Director during such calendar year. Frank E. Duval and Carter F. Randolph, Ph.D. each received $15,000 and Bud Vetter received $3,750 on January 9, 2001 for services rendered in calendar year 2000.

STOCK OPTION PLAN
-----------------

At the Company's Annual Meeting of Shareholders held on March 31, 1994, the Company adopted the 1994 Stock Option Plan (the "Plan"). The shares of Common Stock that may be issued upon the exercise of options granted under the Plan shall not exceed 275,000 shares in the aggregate. The options granted under the Plan may be designed as "incentive stock options" or "non-qualified stock options", at the discretion of the committee designated by the Board of Directors of the Company to administer the Plan. The option price of "non-qualified stock options" shall not be less than 100% of the fair market value of a share of Common Stock on the effective date of the grant. The option price for "incentive stock options" shall not be less than 110% of the fair market value of a share of Common Stock on the effective date of the grant. As of April 30, 2001, 17,000 options have been granted and 1,500 of these options have expired due to employee separation.



             [The remainder of this page intentionally left blank.]

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, so far as is known to management of the Company, regarding beneficial ownership of Common Stock held of record, as of June 29, 2001, by (i) each shareholder who owns beneficially more than five percent (5%) of the outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group.

---------------------------------- --------------------------------- ------------------------ ------------------------
         TITLE OF CLASS                  NAME AND ADDRESS OF         AMOUNT AND NATURE OF        PERCENTAGE OF
                                         BENEFICIAL OWNER (1)        BENEFICIAL OWNERSHIP (2)           CLASS
---------------------------------- --------------------------------- ------------------------ ------------------------
Common Stock, no par value         William C. Stearns                              614,391                    18.5%
                                   Director, President and
                                   Treasurer
---------------------------------- --------------------------------- ------------------------ ------------------------
Common Stock, no par value         Sally A. Stearns                                631,916                    19.1%
                                   Director, Vice President and
                                   Secretary
---------------------------------- --------------------------------- ------------------------ ------------------------
Common Stock, no par value         Frank E. Duval                                  125,000 (3)                 3.8%
                                   Director
---------------------------------- --------------------------------- ------------------------ ------------------------
Common Stock, no par value         Carter F. Randolph, Ph.D.                        63,542 (4)                 1.9%
                                   Director
---------------------------------- --------------------------------- ------------------------ ------------------------
Common Stock, no par value         John A. Chuprinko                                 2,140 (5)                 0.1%
                                   Chief Financial Officer
---------------------------------- --------------------------------- ------------------------ ------------------------
Common Stock, no par value         All Directors and Officers as a               1,436,989 (6)                43.4%
                                   group (5 persons)
---------------------------------- --------------------------------- ------------------------ ------------------------

(1) The address for all persons listed is 30 Paragon Parkway, Mansfield, Ohio 44903.

(2) Unless otherwise indicated, the named shareholder has sole voting and investment power.

(3) Includes 15,000 shares purchasable on exercise of currently exercisable warrants.

(4) Of such shares, 50,834 are beneficially owned by the Randolph Company, Inc., an Ohio corporation, of which Dr. Randolph owns the controlling interest. The Randolph Company, Inc. and, therefore, Dr. Randolph have full discretionary investment authority over such shares, including the right to vote and sell such shares. Includes 12,708 shares for which Dr. Randolph and his wife, Kathy, have shared voting and investment power. Includes 8,798 shares purchasable on exercise of currently exercisable warrants.

(5) Includes 1,500 shares purchasable on the exercise of currently exercisable stock options.

(6) Includes 25,298 shares purchasable on exercise of currently exercisable warrants and stock options.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William C. Stearns, the President, Treasurer and a Director of the Company, owned a twin engine airplane which he regularly used for Company business up to and including August 3, 1999. The Company paid Corporate Flight Services, a sole proprietorship of Mr. Stearns, $315 per hour for the use of the airplane. During the fiscal years ended April 30, 2001 and 2000, Corporate Flight Service was paid $0 and $18,714, respectively, pursuant to this arrangement. As of August 3, 1999, this arrangement was terminated.

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

ACQUISITIONS
------------

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

MATERIAL CONTRACTS
------------------

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

CONSENT OF EXPERTS AND COUNSEL
------------------------------


Exhibit #23(a) -  Consent of Independent Auditors (Deloitte & Touche LLP)

Exhibit #23(b) -  Consent of Independent Accountants (PricewaterhouseCoopers
                  LLP)

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

Date:  July 26, 2001                    STEARNS & LEHMAN, INC.
                                        (Registrant)

                                        /S/ William C. Stearns
                                        ----------------------------------------
                                        William C. Stearns
                                        President, Director

In accordance with the Exchange Act, this report been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 26, 2001
                                        /S/ William C. Stearns
                                        ----------------------------------------
                                        William C. Stearns
                                        President, Director


Date:  July 26, 2001
                                        /S/ John A. Chuprinko
                                        ----------------------------------------
                                        John A. Chuprinko
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

Date:  July 26, 2001
                                        /S/ Sally A. Stearns
                                        ----------------------------------------
                                        Sally A. Stearns
                                        Vice President, Director


Date:  July 26, 2001
                                        /S/ Frank E. Duval
                                        ----------------------------------------
                                        Frank E. Duval
                                        Director


Date:  July 26, 2001
                                        /S/ Carter F. Randolph, Ph.D.
                                        ----------------------------------------
                                        Carter F. Randolph, Ph.D.
                                        Director


Date:  July 26, 2001
                                        /S/ Adam "Bud" Vetter
                                        ----------------------------------------
                                        Adam "Bud" Vetter
                                        Director