Form 10QSB
period 2001-07-31
STEARNS & LEHMAN INC
filed 2001-09-14
CIK 884900

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2001

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from __________________  to _________________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of September 7, 2001, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___ No _X_

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
July 31, 2001 , April 30, 2001 and July 31, 2000
--------------------------------------------------------------------------------

                                                               JULY 31,        APRIL 30,    JULY 31,
                        ASSETS                                   2001            2001         2000
                                                              (UNAUDITED)                 (UNAUDITED)

Current assets:
   Cash and cash equivalents                                  $   798,852   $ 1,448,774   $   960,495
   Trade accounts receivable, net of allowance for doubtful
      accounts of $80,688, $75,000 and $68,104 as of
      July 31, 2001, April 30, 2001 and July 31, 2000           2,598,830     1,924,601     1,899,492
   Inventory                                                    2,989,384     2,497,200     2,221,539
   Prepaid expenses and other                                     221,294       122,347       118,618
   Deferred income taxes                                           64,905        62,744        56,954
                                                              -----------   -----------   -----------

            Total current assets                                6,673,265     6,055,666     5,257,098
                                                              -----------   -----------   -----------

Property and equipment:
   Land                                                            73,928        73,928        73,928
   Buildings                                                    1,829,823     1,829,823     1,829,823
   Building improvements                                          186,570       163,929       103,289
   Leasehold improvements                                         179,528       178,220       178,540
   Machinery and equipment                                      2,848,691     2,753,498     2,372,450
   Office equipment                                               498,832       488,354       495,478
   Tooling                                                        128,762       128,762       135,425
   Vehicles                                                        40,401        40,401        40,401
                                                              -----------   -----------   -----------

                                                                5,786,535     5,656,915     5,229,334

         Less accumulated depreciation                          1,674,813     1,560,074     1,460,609
                                                              -----------   -----------   -----------

            Net property and equipment                          4,111,722     4,096,841     3,768,725
                                                              -----------   -----------   -----------

Goodwill and other intangible assets, net                       1,181,434     1,226,797     1,413,215
Cash surrender value of life insurance                             79,495        79,298        88,636
Trademarks and patents, net                                        10,132        10,369        11,794
Other assets                                                       15,310        15,310        15,310
                                                              -----------   -----------   -----------

            Total assets                                      $12,071,358   $11,484,281   $10,554,778
                                                              ===========   ===========   ===========

CONTINUED

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
July 31, 2001 , April 30, 2001 and July 31, 2000
--------------------------------------------------------------------------------


                                                                 JULY 31,        APRIL 30,      JULY 31,
          LIABILITIES AND SHAREHOLDERS' EQUITY                     2001            2001           2000
                                                                (UNAUDITED)                    (UNAUDITED)

Current liabilities:
   Accounts payable                                            $  1,362,661    $  1,015,066    $    942,161
   Accrued taxes                                                    324,746         262,623         294,557
   Accrued expenses                                                 210,531         265,749         195,515
   Lines of credit                                                   63,618          29,164          98,810
   Current portion of notes payable                                  89,273          86,588         110,578
   Current portion of other long-term liabilities                    92,751          90,239          88,240
                                                               ------------    ------------    ------------

            Total current liabilities                             2,143,580       1,749,429       1,729,861
                                                               ------------    ------------    ------------

Long-term liabilities:
   Notes payable, net of current portion                          1,073,387       1,123,660       1,271,074
   Other long term liabilities, net of current portion              118,302         141,231         217,993
   Deferred income taxes                                            159,389         158,147         202,570
                                                               ------------    ------------    ------------

            Total long-term liabilities                           1,351,078       1,423,038       1,691,637
                                                               ------------    ------------    ------------

            Total liabilities                                     3,494,658       3,172,467       3,421,498
                                                               ------------    ------------    ------------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized,
      3,289,165 issued and 3,285,865 outstanding as of
      July 31, 2001, April 30, 2001 and July 31, 2000,
      respectively                                                    3,629           3,629           3,629
   Additional paid-in capital                                     5,248,461       5,248,461       5,248,461
   Retained earnings                                              3,383,278       3,125,137       1,901,159
   Accumulated other comprehensive loss                             (45,468)        (52,213)         (6,769)
                                                               ------------    ------------    ------------

                                                                  8,589,900       8,325,014       7,146,480

         Less treasury stock at cost; 3,300 shares                   13,200          13,200          13,200
                                                               ------------    ------------    ------------

            Total shareholders' equity                            8,576,700       8,311,814       7,133,280
                                                               ------------    ------------    ------------

            Total liabilities and shareholders' equity         $ 12,071,358    $ 11,484,281    $ 10,554,778
                                                               ============    ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three months ended July 31, 2001 and 2000


                                                         2001           2000

Sales                                                $ 6,003,088    $ 4,368,727
Cost of sales                                          4,426,791      3,020,740
                                                     -----------    -----------

            Gross profit                               1,576,297      1,347,987

Selling, general and administrative expenses           1,145,621        904,313
                                                     -----------    -----------

Income from operations                                   430,676        443,674
                                                     -----------    -----------

Other income (expense), net:
   Interest expense                                      (30,169)       (37,463)
   Interest income                                        19,411          7,623
   Other, net                                              1,901           (870)
                                                     -----------    -----------


Income before income tax expense                         421,819        412,964
                                                     -----------    -----------

   Income tax expense (benefit):
      Current                                            164,989        135,387
      Deferred                                            (1,311)        23,955
                                                     -----------    -----------

            Total income tax expense                     163,678        159,342
                                                     -----------    -----------

            Net income                               $   258,141    $   253,622
                                                     ===========    ===========

            Earnings per share - Basic               $       .08    $       .08
                                                     ===========    ===========

            Earnings per share - Diluted             $       .08    $       .08
                                                     ===========    ===========

Basic weighted-average common shares outstanding       3,285,865      3,285,865
                                                     ===========    ===========

Diluted weighted-average common shares outstanding     3,294,932      3,289,258
                                                     ===========    ===========




   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the year ended April 30, 2001 and the three months ended July 31, 2001
--------------------------------------------------------------------------------

                                                                                      ACCUMULATED
                               NUMBER                    ADDITIONAL                      OTHER                     TOTAL SHARE-
                               COMMON        COMMON       PAID-IN        RETAINED    COMPREHENSIVE     TREASURY      HOLDERS'
                               SHARES        SHARES       CAPITAL        EARNINGS    INCOME (LOSS)      SHARES        EQUITY
                            -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at April 30, 2000     3,285,865   $     3,629   $ 5,248,461   $ 1,647,537    $    (1,782)   $   (13,200)   $ 6,884,645

   Net income                                    --            --       1,477,600           --             --        1,477,600

   Translation Adjustment                        --            --            --          (50,431)          --          (50,431)
                                                                                                                   -----------
   Comprehensive income                                                                                              1,427,169

                            -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at April 30, 2001     3,285,865         3,629     5,248,461     3,125,137        (52,213)       (13,200)     8,311,814

   Net income                                    --            --         258,141           --             --          258,141

   Translation Adjustment                        --            --            --            6,745           --            6,745
                                                                                                                   -----------
   Comprehensive income                                                                                                264,886

                            -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balances at July 31, 2001     3,285,865   $     3,629   $ 5,248,461   $ 3,383,278    $   (45,468)   $   (13,200)   $ 8,576,700
                            ===========   ===========   ===========   ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended July 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                     2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   258,141    $   253,622
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                 4,000            152
      Depreciation and amortization                                  164,525        144,705
      Deferred income taxes                                           (1,311)        23,955
Changes in assets and liabilities:
      Trade accounts receivable                                     (678,229)       222,377
      Inventory                                                     (492,184)      (234,975)
      Prepaid expenses and other                                     (98,947)        (8,872)
      Accounts payable                                               347,595        112,536
      Accrued taxes                                                   62,123       (373,201)
      Accrued expenses                                               (55,218)        34,321
                                                                 -----------    -----------
            Net cash provided by (used in)operating activities      (489,505)       174,620
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (130,751)      (219,341)
   Cash surrender value of life insurance, net                          (197)         6,911
                                                                 -----------    -----------
            Net cash used in investing activities                   (130,948)      (212,430)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing (repayments) under lines of credit                   34,454         (3,903)
   Principal payments on long-term debt and other liabilities        (68,005)       (81,797)
                                                                 -----------    -----------
            Net cash used in financing activities                    (33,551)       (85,700)
                                                                 -----------    -----------

Effect of exchange rate changes on cash                                4,082         (4,885)
                                                                 -----------    -----------
Net decrease in cash and cash equivalents                           (649,922)      (128,395)

Cash and cash equivalents, beginning of year                       1,448,774      1,088,890
                                                                 -----------    -----------

Cash and cash equivalents, end of quarter                        $   798,852    $   960,495
                                                                 ===========    ===========

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS (UNAUDITED), CONTINUED
For the three months ended July 31, 2001 and 2000
--------------------------------------------------------------------------------


                                                                                 2001       2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                  $ 30,223   $ 37,458
                                                                                ========   ========

      Income taxes                                                              $107,825   $525,379
                                                                                ========   ========


   The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2001 and 2000
--------------------------------------------------------------------------------


1.       UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The consolidated financial statements as of and for the three months ended July 31, 2001 and 2000 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended April 30, 2001 and April 30, 2000. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.       INVENTORY

         The major components of inventory at July 31, 2001 and 2000 were as follows:


                                                   2001               2000

Raw materials                               $      1,525,859   $      1,060,169
Work in process                                       33,510             36,035
Finished goods                                     1,430,015          1,125,335
                                            ----------------   ----------------

Total inventory                             $      2,989,384   $      2,221,539
                                            ================   ================

3.       EARNINGS PER SHARE

         Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average of dilutive warrants outstanding.

                                                     THREE MONTHS ENDED
                                                          JULY 31,
WEIGHTED AVERAGE COMMON                      ----------------------------------

SHARES OUTSTANDING                                2001                2000
----------------------------------------     --------------      --------------

Common shares issued                              3,289,165           3,289,165
Treasury shares                                      (3,300)             (3,300)
                                             --------------      --------------
   Basic shares                                   3,285,865           3,285,865
   Dilutive effect of warrants                        9,067               3,393
                                             --------------      --------------
 Diluted shares                                   3,294,932           3,289,258
                                             ==============      ==============

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2001 and 2000
--------------------------------------------------------------------------------


4.       NOTES PAYABLE

         Notes payable at July 31, 2001 and 2000 consisted of the following:


                                                                                     2001         2000

Note payable to a bank, collateralized by real estate, accounts receivable, inventory, and equipment, payable in monthly installments of $9,071, including interest, at a rate of weekly average yield on U.S. Treasury securities plus 3.25% adjusted not more than once per five years (interest
   rate of 7.81% as of April 30, 2001 and 2000), due on October 1, 2007            $  529,621   $  593,814

Note payable to a bank, collateralized by real estate,
   accounts receivable, inventory, and equipment, payable on November 1, 2004, with monthly interest payments at a rate of prime adjusted not more than once
   per year (interest rate of 8.14% as of April 30, 2001)                             600,005      706,669

Note payable to a company, unsecured, payable in
   monthly installments of $7,111 including interest, at a
   rate of 8.25% per annum commencing July 1, 1999,
   due on December 1, 2000                                                                  0       27,960

Note payable to a bank, collateralized by accounts
   receivable, inventory, and equipment, payable in monthly installments of
   $2,750 CDN including interest at a rate of prime plus 0.25%, (6.75% as of
   April 30, 2001) due on March 1, 2003                                                33,034       53,209
                                                                                   ----------   ----------

Total notes payable                                                                 1,162,660    1,381,652
Less current portion                                                                   89,273      110,578
                                                                                   ----------   ----------

                                                                                   $1,073,387   $1,271,074
                                                                                   ==========   ==========

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2001 and 2000
--------------------------------------------------------------------------------


5.       INCOME TAXES

         The components of the net deferred tax liability at July 31, 2001 and 2000 are as follows:


                                      2001         2000
Deferred tax assets:
Net operating loss carryforwards   $  78,945    $  90,223
Allowance for doubtful accounts       30,661       25,880
Other                                 22,966       19,796
                                   ---------    ---------

Gross deferred tax assets            132,572      135,899

Deferred tax liabilities:
Goodwill                                 365         --
Property and equipment               226,691      281,515
                                   ---------    ---------

Net deferred tax liability         $ (94,484)   $(145,616)
                                   =========    =========

         The Company had net operating loss carryforwards available of $265,361 and $298,531 at April 30, 2001 and 2000, respectively, from the purchase of Select Origins, of which $33,170 is available to deduct each year through April 30, 2009.

6.       LINES OF CREDIT

         On December 2, 1996, the Company signed a Line of Credit Agreement with a U.S. bank for $400,000 with interest at a rate of prime. This Line of Credit Agreement was renewed on September 21, 2000 and expires on September 21, 2001. This Line of Credit Agreement is collateralized by substantially all the assets of the Company and contains covenants that require the Company to maintain certain minimum working capital and net worth and to maintain certain quick and current ratios. As of July 31, 2001, there was no outstanding balance under this Line of Credit Agreement. Under a Standby Letter of Credit issued to a Canadian bank, $200,000 of this Line of Credit was pledged as collateral for a Credit Agreement with such Canadian bank. This Credit Agreement with the Canadian bank includes a Demand Line of Credit of $117,647 with interest at a rate of prime and contains covenants covering Oscar Skollsberg's Food Technique Limited, the Company's subsidiary, current ratio, minimum shareholders' equity, capital expenditures and dividends. As of July 31, 2001, there was a balance of $63,618 outstanding under this Credit Agreement with the Canadian bank.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2001 and 2000
--------------------------------------------------------------------------------


7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142)

         SFAS 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires that the excess of fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. The Company will account for all future business combinations under SFAS 141.

         SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and
         3) the amortization period for the intangible assets with finite lives will no longer be limited to forty years. The Company plans to adopt SFAS 142 as of May 1, 2002, as required. At that time, amortization of existing goodwill will cease on the unamortized portion associated with previous acquisitions. The Company is currently evaluating the provision of SFAS 142 and has not yet determined the effect that adoption of this standard will have on its consolidated financial position or results of operations.

8.       DERIVATIVES

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective May 1, 2001. The adoption of SFAS 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

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

Since its incorporation in 1988, the Company has grown from providing a single product line and having two employees, to being multi-national and a major manufacturer and supplier of flavoring syrups for the specialty coffee industry with 87 employees. The Company's customer list includes a number of America's top specialty coffee retailers and restaurants including Starbucks Coffee Company ("Starbucks"), Barnie's Coffee & Tea Company, The Coffee Beanery, Darden Restaurants Inc.'s The Olive Garden Italian Restaurant, Gloria Jeans Gourmet Coffee, Borders, Inc., Caribou Coffee Company, Sara Lee's Superior Coffee Division, Sysco Food Service and also the United Kingdom's Tate & Lyle PLC. The Company has long-term supply agreements with three customers. They are Starbucks, The Coffee Beanery, and Tate & Lyle PLC. The Company believes that its success in obtaining these accounts is attributable to the Company's emphasis on quality, dependable service and innovation.

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

The Company's plans to broaden its international efforts are in response to the rapid expansion of various United States based specialty coffee retailers into the international market place and the rapid growth of United States style specialty coffee shops in various countries. The Company feels that with its in-house product development team, the Company can tailor its products and packaging to meet the specific requirements of an international region or a specific country. The Company also feels that it has a competitive advantage in the international market place due to its experience in producing and delivering a broad range of products to its domestic private label customers. During the past fiscal year, the Company has significantly increased its international sales volume and during the three months ended July 31, 2001, the Company has had sales in excess of $500,000 into the United Kingdom. Accordingly, efforts are focused on the establishment of an international manufacturing facility in the United Kingdom. During the past three months, significant progress has been made on establishing this manufacturing facility. Manufacturing equipment has been ordered for both the production of flavoring syrup and powder products. The process to establish a fully owned United Kingdom subsidiary, along with signing a lease on a facility in the Dunstable, Bedfordshire area in the United Kingdom, is expected to be completed in September 2001. The current schedule anticipates production to begin at this facility in January 2002.

The Company is working on several major initiatives and alliances to bring the Company, and its product offerings, closer to the food service and nightclub industry personnel involved in the initial development of beverage menus, concepts, themes and facilities. As a provider of specialty beverage products, the Company feels that it is important to be active in developing concepts along with providing products for established concepts. Recently, the Company hired a sales and marketing professional that has experience in the on-premise food service and nightclub industry, and the Company has partnered with a third party entity that provides concepts to the food service and nightclub industry. The management of the Company believes that these steps, along with the Company's in-house product development team, will allow the Company to move into a leadership position within the specialty beverage segment of the food service and nightclub industry. As a result of these efforts, the Company has reached an agreement to initiate product testing of a frozen beverage product in the U.S. with an international spirits and distillery provider.

The Company plans to add to its domestic manufacturing capability and continue to improve its domestic manufacturing efficiency. In May 2001, the Company added an additional automated production line to enhance its powder manufacturing capabilities. During the June through September 2001 period, the Company installed equipment to handle the packaging of fully pasteurized hot filled products. During the remaining portion of fiscal year 2002, the Company also plans to begin the next phase of enhancements to its domestic production lines to increase production efficiency.

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

SELECTED SUMMARY FINANCIAL INFORMATION


QUARTERLY INFORMATION FOR    1ST QUARTER   4TH QUARTER   3RD QUARTER   2ND QUARTER   1ST QUARTER
INDICATED FISCAL YEARS          FY 2002      FY 2001       FY 2001       FY 2001       FY 2001
BALANCE SHEET:
   CURRENT ASSETS            $ 6,673,265   $ 6,055,666   $ 6,135,923   $ 6,076,687   $ 5,257,098
   TOTAL ASSETS              $12,071,358   $11,484,281   $11,332,352   $11,308,823   $10,554,778
   CURRENT LIABILITIES       $ 2,143,580   $ 1,749,429   $ 1,765,335   $ 2,056,198   $ 1,729,861
   LONG TERM DEBT, NET OF
   CURRENT PORTION           $ 1,191,689   $ 1,264,891   $ 1,329,056   $ 1,410,544   $ 1,489,067
   TOTAL LIABILITIES         $ 3,494,658   $ 3,172,467   $ 3,266,073   $ 3,666,924   $ 3,421,498
   SHAREHOLDERS' EQUITY      $ 8,576,700   $ 8,311,814   $ 8,066,279   $ 7,641,899   $ 7,133,280
STATEMENT OF OPERATIONS:
   SALES                     $ 6,003,088   $ 4,951,151   $ 5,374,092   $ 5,350,701   $ 4,368,727
   COST OF GOODS SOLD        $ 4,426,791   $ 3,380,542   $ 3,585,049   $ 3,550,433   $ 3,020,740
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES   $ 1,145,621   $ 1,043,781   $ 1,095,301   $   965,140   $   904,313
   NET INCOME                $   258,141   $   295,699   $   428,174   $   500,105   $   253,622
BASIC AND DILUTED EARNINGS
PER SHARE                    $      0.08   $      0.09   $      0.13   $      0.15   $      0.08

FINANCIAL INFORMATION FOR    FISCAL YEAR    FISCAL YEAR   FISCAL YEAR  THREE MONTHS  THREE MONTHS
SPECIFIED PERIODS             APRIL 30,      APRIL 30,     APRIL 30,     JULY 31,      JULY 31,
                                2001           2000          1999          2001         2000

BALANCE SHEET:
   CURRENT ASSETS            $ 6,055,666   $ 5,379,080   $ 3,457,644   $ 6,673,265   $ 5,257,098
   TOTAL ASSETS              $11,484,281   $10,608,902   $ 7,438,221   $12,071,358   $10,554,778
   CURRENT LIABILITIES       $ 1,749,429   $ 1,975,932   $   865,692   $ 2,143,580   $ 1,729,861
   LONG TERM DEBT, NET OF
   CURRENT PORTION           $ 1,264,891   $ 1,555,040   $   664,203   $ 1,191,689   $ 1,489,067
   TOTAL LIABILITIES         $ 3,172,467   $ 3,724,257   $ 1,633,032   $ 3,494,658   $ 3,421,498
   SHAREHOLDERS' EQUITY      $ 8,311,814   $ 6,884,645   $ 5,805,189   $ 8,576,700   $ 7,133,280
STATEMENT OF OPERATIONS:
   SALES                     $20,044,671   $16,022,600   $10,322,539   $ 6,003,088   $ 4,368,727
   COST OF GOODS SOLD        $13,536,764   $10,995,610   $ 7,746,376   $ 4,426,791   $ 3,020,740
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES   $ 4,008,535   $ 3,180,460   $ 2,108,038   $ 1,145,621   $   904,313
   NET INCOME                $ 1,477,600   $ 1,081,238   $   261,534   $   258,141   $   253,622
BASIC AND DILUTED EARNINGS
PER SHARE                    $      0.45   $      0.33   $      0.08   $      0.08   $      0.08

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000

Results of operations for the three months ended July 31, 2001 were once again highlighted by record quarterly sales. The sales were paced by continued strong private label syrup sales to the Company's major customer and strong sales of products to customers in the United Kingdom.

Net sales for the three months ended July 31, 2001 and 2000 were $6,003,088 and $4,368,727, respectively, which represents a 37.4% increase. For the three months ended July 31, 2001, private label syrup sales increased by 58.5%, the Company's branded syrup products sales decreased by 5.5%, and the specialty frozen beverage products increased by 27.7%, while the sales of other Company products decreased by 16.7%, all as compared to the three months ended July 31, 2000. Private label syrup, Company branded syrup, specialty frozen beverage products, and other Company products represented 71.9%, 14.4%, 12.0% and 1.8% of gross sales, respectively, for the three months ended July 31, 2001. The Company's private label sales increased primarily as a result of a 61.4% and a 72.2% increase in sales to the Company's first and fifth largest private label customers, respectively. In addition, private label sales to an United Kingdom customer, established in the third quarter of the fiscal year 2001, totaled over $372,000. The Company's branded syrup products' sales decreased as a result of a 18.2% and 57.3% decrease in the sales of the DOLCE(R) and SENZA brands of flavoring syrups, respectively, offsetting a 6.0% and 90.3% increase in the sales of the OSCAR'S(R) and the DiNATURA(TM) brand of flavoring syrups, respectively. The sales of the specialty frozen beverage products increased due to continued growth of this product line and sales of over $203,000 of powdered products to new customers in the United Kingdom. The sales of most of the products within the other Company products category decreased. The average per unit sales price of the Company's products increased by approximately 5% for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000. This increase was primarily due to an increase in the cost of a raw material that was passed on to the Company's major customer by way of a sales price increase. This increase was partially offset by an overall contractual price decrease to the same customer.

During the three-month period ended July 31, 2001, the Company experienced lower production costs, freight-out expense, labor costs and depreciation while materials costs and other production costs increased as a percentage of net sales, compared to the same three-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, increased to 73.7% for the three months ended July 31, 2001, compared to 69.1% for the same quarter last year. Other production costs increased primarily due to the Company contracting third party vendors to package certain products shipped to customers in the United Kingdom. Third party vendors were used to package products requiring non-genetically modified organism ("GMO") approved production facilities and to meet certain packaging specifications of a customer. The Company's United Kingdom production facility, once operational, will be capable of producing these products on an ongoing basis. Material costs increased as a percentage of net sales due to an overall contractual sales price decrease to the Company's major customer, the higher cost of a certain raw material, and the high cost of purchasing non-GMO raw materials in the U.S. Cost of sales increased by $1,406,051 for the three months ended July 31, 2001, compared to the three months ended July 31, 2000.

Total selling, general and administrative expenses increased by 26.7%, or $241,308, for the three months ended July 31, 2001, compared to the three months ended July 31, 2000. The increase in selling, general and administrative expenses was principally a result of the growth in the size of the sales and marketing staff to pursue new product markets and the expenses associated with the development of the international business. Selling, general and administrative expenses, as a percentage of net sales, decreased to 19.1% compared to 20.7% for the three months ended July 31, 2001 and 2000, respectively.

Interest expense for the three months ended July 31, 2001 decreased by $7,294 compared to the three months ended July 31, 2000. The decrease reflects a reduction in the average principal amount of outstanding notes payable.

The Company reported total net other income of $1,901 for the three months ended July 31, 2001 compared to total net other expense of $870 for the three months ended July 31, 2000. The Company also reported interest income of $19,411 for the current quarter compared to $7,623 for the first quarter last year. The increase in interest income is a result of a higher average amount of investable funds.

Income before income tax expense increased to $421,819 for the three months ended July 31, 2001 from $412,964 for the three months ended July 31, 2000. This nominal increase in spite of higher net sales can mainly be attributed to higher selling, general and administrative expenses and higher cost of sales as a percentage of net sales.

The Company recorded income tax expense of $163,678 for the three months ended July 31, 2001. For the three months ended July 31, 2000, the Company recorded income tax expense of $159,342. The increase is due to an increase in taxable income.

As a result of the foregoing, the Company reported net income of $258,141, or $0.08 per basic and diluted weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended July 31, 2001 compared to net income of $253,622 or $0.08 per basic and diluted weighted average number of Common Shares outstanding for the three months ended July 31, 2000. The basic weighted average number of Common Shares outstanding was 3,285,865 for each three-month period.

LIQUIDITY AND CAPITAL RESOURCES

The working capital and working capital ratio as of July 31, 2001 and July 31, 2000 were $4,529,685 and 3.11 to 1 and $3,527,237 and 3.04 to 1, respectively.
The increase in working capital for July 31, 2001 compared to July 31, 2000 was primarily a result of a $699,338 increase in the Company's accounts receivable, a $767,845 increase in the Company's inventory, a $102,676 increase in prepaid expenses, a $7,951 increase in deferred income taxes, and a $51,986 decrease in debt-related current liabilities offset by a $161,643 decrease in the Company's cash and cash equivalents, a $420,500 increase in accounts payable, a $30,189 increase in accrued taxes and a $15,016 increase in the

Company's accrued expenses. The increase in accounts receivable was a result of strong sales in July 2001 compared to July 2000 and an increase in the number of days that the Company's customers are taking in paying their outstanding receivable balances. The increase in inventory was due to the higher sales levels even though the number of days to turn over inventory remained the same. The increase in prepaid expenses is primarily a result of deposits on equipment purchases for the United Kingdom. The decrease in debt-related current liabilities is the result of a decrease in short-term liabilities associated with the acquisition of Ricter Enterprises, LTD. The increase in accounts payable is a result of the Company's higher purchasing level associated with higher sales levels. The increase in accrued taxes is a result of higher income tax payable due to higher net taxable income for the period. The increase in accrued expenses primarily reflects increases in accrued vacations and accrued salaries and wages.

The Company's operating activities for the three months ended July 31, 2001, used $489,505 in net cash. The Company used $130,751 to acquire equipment and $68,005 to make principal payments on long-term debt and other liabilities. The net cash surrender value of a life insurance policy increased by $197. The Company received cash of $34,454 from an increase in the amount outstanding of its line of credit. Consequently, during this period, cash and cash equivalents decreased by $649,922 after a $4,082 increase in cash as the result of the effect of exchange rate changes. The Company expects future operating activities to continue to provide cash for investing and financing activities. However, this cash may be insufficient to meet the Company's possible investing and financing activities. The Company presently expects to invest approximately $600,000 in equipment and over $140,000 in leasehold improvements in the United Kingdom manufacturing facility currently being established.

As of September 7, 2001, $200,000 of the Company's $400,000 line of credit with First Knox has been pledged via a standby letter of credit as collateral to Canadian Imperial Bank of Commerce ("CIBC") on Oscars $286,432 CDN overall credit limit with CIBC.


             [The remainder of this page intentionally left blank.]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   September 14, 2001                 STEARNS & LEHMAN, INC.
                                                  (Registrant)


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