Form 10QSB
period 2001-10-31
STEARNS & LEHMAN INC
filed 2001-12-14
CIK 884900

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2001

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    -------------------

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

                                 (419) 522-2722
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
As of December 7, 2001, 3,285,865 common shares, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2001 , April 30, 2001 and October 31, 2000
--------------------------------------------------------------------------------

                                                                OCTOBER 31,    APRIL 30,     OCTOBER 31,
                            ASSETS                                 2001          2001           2000
                                                                (UNAUDITED)                  (UNAUDITED)
                                                               -----------    -----------    -----------

Current assets:
   Cash and cash equivalents                                   $   730,674    $ 1,448,774    $   864,663

   Trade accounts receivable, net of allowance for doubtful
      accounts of $98,000, $75,000 and $61,068 as of
      October 31, 2001, April 30, 2001 and October 31, 2000      2,767,361      1,924,601      2,786,726
   Inventory                                                     2,883,393      2,497,200      2,286,899
   Prepaid expenses and other                                      137,907        122,347         84,119
   Deferred income taxes                                            71,484         62,744         54,280
                                                               -----------    -----------    -----------

            Total current assets                                 6,590,819      6,055,666      6,076,687
                                                               -----------    -----------    -----------
Property and equipment:
   Land                                                             73,928         73,928         73,928
   Equipment deposits and construction in progress                 194,809           --             --
   Buildings and building improvements                           2,028,194      1,993,752      1,938,112
   Leasehold improvements                                          176,004        178,220        186,386
   Machinery and equipment                                       3,057,972      2,753,498      2,433,412
   Office equipment                                                513,603        488,354        502,018
   Tooling                                                         128,762        128,762        131,736
   Vehicles                                                         40,401         40,401         40,401
                                                               -----------    -----------    -----------

                                                                 6,213,673      5,656,915      5,300,993

         Less accumulated depreciation                           1,786,311      1,560,074      1,560,736
                                                               -----------    -----------    -----------

            Net property and equipment                           4,427,362      4,096,841      3,740,257
                                                               -----------    -----------    -----------

Goodwill and other intangible assets, net                        1,113,451      1,226,797      1,362,831
Cash surrender value of life insurance                              67,531         79,298        102,251
Trademarks and patents, net                                          9,581         10,369         11,487
Other assets                                                        15,310         15,310         15,310
                                                               -----------    -----------    -----------

            Total assets                                       $12,224,054    $11,484,281    $11,308,823
                                                               ===========    ===========    ===========

CONTINUED

STEARNS & LEHMAN, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2001 , April 30, 2001 and October 31, 2000
--------------------------------------------------------------------------------


                                                                      OCTOBER 31,        APRIL 30,       OCTOBER 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY                        2001              2001             2000
                                                                      (UNAUDITED)                        (UNAUDITED)

Current liabilities:
   Accounts payable                                                   $  1,228,432     $  1,015,066     $  1,143,855
   Accrued taxes                                                           153,918          262,623          462,132
   Accrued expenses                                                        261,998          265,749          201,739
   Lines of credit                                                          70,915           29,164           70,966
   Current portion of notes payable                                        214,251           86,588           90,314
   Current portion of other long-term liabilities                           90,598           90,239           87,192
                                                                      ------------     ------------     ------------

            Total current liabilities                                    2,020,112        1,749,429        2,056,198
                                                                      ------------     ------------     ------------

Long-term liabilities:
   Notes payable, net of current portion                                   912,546        1,123,660        1,221,994
   Other long term liabilities, net of current portion                      89,852          141,231          188,550
   Deferred income taxes                                                   152,507          158,147          200,182
                                                                      ------------     ------------     ------------

            Total long-term liabilities                                  1,278,463        1,423,038        1,610,726
                                                                      ------------     ------------     ------------

            Total liabilities                                            3,175,017        3,172,467        3,666,924
                                                                      ------------     ------------     ------------

Shareholders' equity:
   Common shares, no par value; 4,000,000 shares authorized,
      3,289,165 issued and 3,285,865 outstanding as of
      October 31, 2001, April 30, 2001 and October 31, 2000,
      respectively                                                           3,629            3,629            3,629
   Additional paid-in capital                                            5,248,461        5,248,461        5,248,461
   Retained earnings                                                     3,849,076        3,125,137        2,401,264
   Accumulated other comprehensive loss                                    (38,929)         (52,213)           1,745
                                                                      ------------     ------------     ------------

                                                                         9,062,237        8,325,014        7,655,099

         Less treasury stock at cost; 3,300 shares                          13,200           13,200           13,200
                                                                      ------------     ------------     ------------

            Total shareholders' equity                                   9,049,037        8,311,814        7,641,899
                                                                      ------------     ------------     ------------

            Total liabilities and shareholders' equity                $ 12,224,054     $ 11,484,281     $ 11,308,823
                                                                      ============     ============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three months ended October 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                          2001             2000

Sales                                                                                 $ 6,653,982     $ 5,350,701
Cost of sales                                                                           4,828,879       3,550,433
                                                                                      -----------     -----------

            Gross profit                                                                1,825,103       1,800,268

Selling, general and administrative expenses                                            1,015,993         965,140
                                                                                      -----------     -----------

Income from operations                                                                    809,110         835,128
                                                                                      -----------     -----------

Other income (expense), net:
   Interest expense                                                                       (28,245)        (36,680)
   Interest income                                                                         (6,621)         28,742
   Net foreign currency exchange loss                                                     (30,905)           --
   Other, net                                                                                (604)         (6,983)
                                                                                      -----------     -----------


Income before income tax expense                                                          742,735         820,207
                                                                                      -----------     -----------

   Income tax expense (benefit):
      Current                                                                             288,919         317,878
      Deferred                                                                            (11,982)          2,224
                                                                                      -----------     -----------

            Total income tax expense                                                      276,937         320,102
                                                                                      -----------     -----------

            Net income                                                                $   465,798     $   500,105
                                                                                      ===========     ===========

            Earnings per share - Basic                                                $       .14     $       .15
                                                                                      ===========     ===========

            Earnings per share - Diluted                                              $       .14     $       .15
                                                                                      ===========     ===========

Basic weighted-average common shares outstanding                                        3,285,865       3,285,865
                                                                                      ===========     ===========

Diluted weighted-average common shares outstanding                                      3,293,887       3,295,642
                                                                                      ===========     ===========




  The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the six months ended October 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                           2001             2000

Sales                                                                                 $ 12,657,070     $  9,719,427
Cost of sales                                                                            9,255,670        6,571,172
                                                                                      ------------     ------------

            Gross profit                                                                 3,401,400        3,148,255

Selling, general and administrative expenses                                             2,161,614        1,869,453
                                                                                      ------------     ------------

Income from operations                                                                   1,239,786        1,278,802
                                                                                      ------------     ------------

Other income (expense), net:
   Interest expense                                                                        (58,414)         (74,143)
   Interest income                                                                          12,790           36,365
   Net foreign currency exchange loss                                                      (30,905)            --
   Other, net                                                                                1,297           (7,853)
                                                                                      ------------     ------------


Income before income tax expense                                                         1,164,554        1,233,171
                                                                                      ------------     ------------

   Income tax expense (benefit):
      Current                                                                              453,908          453,265
      Deferred                                                                             (13,293)          26,179
                                                                                      ------------     ------------

            Total income tax expense                                                       440,615          479,444
                                                                                      ------------     ------------

            Net income                                                                $    723,939     $    753,727
                                                                                      ============     ============

            Earnings per share - Basic                                                $        .22     $        .23
                                                                                      ============     ============

            Earnings per share - Diluted                                              $        .22     $        .23
                                                                                      ============     ============

Basic weighted-average common shares outstanding                                         3,285,865        3,285,865
                                                                                      ============     ============

Diluted weighted-average common shares outstanding                                       3,294,313        3,292,589
                                                                                      ============     ============




  The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) For the year ended April 30, 2001 and the six months ended October 31, 2001
--------------------------------------------------------------------------------

                                                                                   ACCUMULATED
                               NUMBER                  ADDITIONAL                     OTHER                   TOTAL SHARE-
                               COMMON      COMMON       PAID-IN       RETAINED     COMPREHENSIVE   TREASURY     HOLDERS'
                               SHARES      SHARES       CAPITAL       EARNINGS     INCOME (LOSS)    SHARES       EQUITY
                             ----------   ---------   -----------   ------------   ------------   ----------   ------------

Balance at April 30, 2000     3,285,865   $   3,629   $ 5,248,461   $  1,647,537   $    (1,782)   $ (13,200)   $  6,884,645

   Net income                                     -             -      1,477,600              -            -      1,477,600

   Translation Adjustment                         -             -              -       (50,431)            -       (50,431)
                                                                                                               ------------
   Comprehensive income                                                                                           1,427,169

                             ----------   ---------   -----------   ------------   ------------   ----------   ------------

Balance at April 30, 2001     3,285,865       3,629     5,248,461      3,125,137       (52,213)     (13,200)      8,311,814

   Net income                                     -             -        723,939              -            -        723,939

   Translation Adjustment                         -             -              -         13,284            -         13,284
                                                                                                                ------------
   Comprehensive income                                                                                             737,223

                             ----------   ---------   -----------   ------------   ------------   ----------   ------------

Balances at
    October 31, 2001          3,285,865   $   3,629   $ 5,248,461   $  3,849,076   $   (38,929)   $ (13,200)   $  9,049,037
                             ==========   =========   ===========   ============   ============   ==========   ============








  The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended October 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                         2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $   723,939     $   753,727
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Bad debt expense                                                                     20,732          10,152
      Depreciation and amortization                                                       329,893         299,596
      Loss on the disposal of fixed property and equipment                                    931           4,970
      Deferred income taxes                                                               (13,293)         26,179
Changes in assets and liabilities:
      Trade accounts receivable                                                          (863,491)       (674,858)
      Inventory                                                                          (386,193)       (300,335)
      Prepaid expenses and other                                                          (15,560)         25,627
      Accounts payable                                                                    213,366         314,230
      Accrued taxes                                                                      (108,705)       (205,626)
      Accrued expenses                                                                     (3,751)         40,545
                                                                                      -----------     -----------
            Net cash provided by (used in) operating activities                          (102,132)        294,207
                                                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (568,737)       (306,991)
   Proceeds from sale of property and equipment                                              --             6,900
   Cash surrender value of life insurance, net                                             11,767          (6,704)
                                                                                      -----------     -----------
            Net cash used in investing activities                                        (556,970)       (306,795)
                                                                                      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing (repayments) under lines of credit                                        41,751         (31,747)
   Principal payments on long-term debt and other liabilities                            (134,471)       (181,632)
                                                                                      -----------     -----------
            Net cash used in financing activities                                         (92,720)       (213,379)
                                                                                      -----------     -----------

Effect of exchange rate changes on cash                                                    33,722           1,740
                                                                                      -----------     -----------
Net decrease in cash and cash equivalents                                                (718,100)       (224,227)

Cash and cash equivalents, beginning of year                                            1,448,774       1,088,890
                                                                                      -----------     -----------

Cash and cash equivalents, end of quarter                                             $   730,674     $   864,663
                                                                                      ===========     ===========

CONTINUED

STEARNS & LEHMAN, INC.
STATEMENT OF CASH FLOWS (UNAUDITED), CONTINUED
For the six months ended October 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                  2001              2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period
   for:
      Interest                                  $ 58,524          $ 74,216
                                                ========          ========

      Income taxes                              $532,825          $691,974
                                                ========          ========































  The accompanying notes are an integral part of these consolidated financial statements.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2001 and 2000
--------------------------------------------------------------------------------

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS:

         The consolidated financial statements as of and for the three and six months ended October 31, 2001 and 2000 for Stearns & Lehman, Inc. (the Company) are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended April 30, 2001 and April 30, 2000. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments (which are of a normal recurring nature) to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full year.

2.       INVENTORY

         The major components of inventory at October 31, 2001 and 2000 were as follows:


                                              2001             2000

          Raw materials                    $1,358,009       $1,052,237
          Work in process                      34,634           23,312
          Finished goods                    1,490,750        1,211,350
                                           ----------       ----------

          Total inventory                  $2,883,393       $2,286,899
                                           ==========       ==========

3.       EARNINGS PER SHARE

         Basic earnings per share are computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average of dilutive warrants outstanding.

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
WEIGHTED AVERAGE COMMON                   OCTOBER 31,                  OCTOBER 31,
                                   ------------------------      ------------------------
SHARES OUTSTANDING                    2001          2000           2001            2000
                                   ---------      ---------      ---------      ---------

Common shares issued               3,289,165      3,289,165      3,289,165      3,289,165
Treasury shares                       (3,300)        (3,300)        (3,300)        (3,300)
                                   ---------      ---------      ---------      ---------
   Basic shares                    3,285,865      3,285,865      3,285,865      3,285,865
   Dilutive effect of warrants         8,022          9,777          8,448          6,724
                                   ---------      ---------      ---------      ---------
 Diluted shares                    3,293,887      3,295,642      3,294,313      3,292,589
                                   =========      =========      =========      =========

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2001 and 2000
--------------------------------------------------------------------------------

4.       NOTES PAYABLE

         Notes payable at October 31, 2001 and 2000 consisted of the following:


                                                                                 2001         2000
                                                                              ----------    ----------

            Note payable to a bank, collateralized by real estate,
               accounts receivable, inventory, and equipment,
               payable in monthly installments of $9,071, including
               interest, at a rate of weekly average yield on U.S.
               Treasury securities plus 3.25% adjusted not more
               than once per five years (interest rate of 7.81% as of
               April 30, 2001 and 2000), due on October 1, 2007               $  512,855    $  578,327

            Note payable to a bank, collateralized by real estate,
               accounts receivable, inventory, and equipment,
               payable on November 1, 2004, with monthly interest
               payments at a rate of prime adjusted not more than
               once per year (interest rate of 8.14% as of April 30,
               2001)                                                             586,672       680,003

            Note payable to a company, unsecured, payable in
               monthly installments of $7,111 including interest, at a
               rate of 8.25% per annum commencing October 1,
               1999, due on December 1, 2000                                           0         7,062

            Note payable to a bank, collateralized by accounts
               receivable, inventory, and equipment, payable in
               monthly installments of $2,750 CDN including interest
               at a rate of prime plus 0.25%, (6.75% as of April 30, 2001)
               due on March 1, 2003                                               27,270        46,916
                                                                              ----------    ----------

            Total notes payable                                                1,126,797     1,312,308
            Less current portion                                                 214,251        90,314
                                                                              ----------    ----------

                                                                              $  912,546    $1,221,994
                                                                              ==========    ==========

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2001 and 2000
--------------------------------------------------------------------------------

5.       INCOME TAXES

         The components of the net deferred tax liability at October 31, 2001 and 2000 are as follows:


                                                   2001         2000
            Deferred tax assets:
            Net operating loss carryforwards    $  78,945     $  90,223
            Allowance for doubtful accounts        37,240        23,206
            Other                                  22,966        19,796
                                                ---------     ---------

            Gross deferred tax assets             139,151       135,225

            Deferred tax liabilities:
            Goodwill                               (7,553)       47,697
            Property and equipment                227,727       231,430
                                                ---------     ---------

            Net deferred tax liability          $ (81,023)    $(145,902)
                                                =========     =========


         The Company had net operating loss carryforwards available of $265,361 and $298,531 at April 30, 2001 and 2000, respectively, from the purchase of Select Origins, of which $33,170 is available to deduct each year through April 30, 2009.

6.       LINES OF CREDIT

         On December 2, 1996, the Company signed a Line of Credit Agreement with a U.S. bank for $400,000 with interest at a rate of prime. This Line of Credit Agreement was renewed on September 21, 2001 and expires on September 21, 2002. This Line of Credit Agreement is collateralized by substantially all the assets of the Company and contains covenants that require the Company to maintain certain minimum working capital and net worth and to maintain certain quick and current ratios. As of October 31, 2001, there was no outstanding balance under this Line of Credit Agreement. Under a Standby Letter of Credit issued to a Canadian bank, $200,000 of this Line of Credit was pledged as collateral for a Credit Agreement with such Canadian bank. This Credit Agreement with the Canadian bank includes a Demand Line of Credit of $114,054 with interest at a rate of prime and contains covenants covering Oscar Skollsberg's Food Technique Limited ("Oscars"), the Company's Canadian subsidiary, current ratio, minimum shareholders' equity, capital expenditures and dividends. As of October 31, 2001, there was a balance of $70,915 outstanding under this Credit Agreement with the Canadian bank.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2001 and 2000
--------------------------------------------------------------------------------

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142)

         SFAS 141 requires all business combinations completed after June 30, 2001, be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires that the excess of fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. The Company will account for all future business combinations under SFAS 141.

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

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which will become effective for the Company on May 1, 2003. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability, will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS 144, "Impairment or Disposal of Long-Lived Assets" which will become effective for the Company on May 1, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

STEARNS & LEHMAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2001 and 2000
--------------------------------------------------------------------------------

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

9.       UNITED KINGDOM SUBSIDIARY

         On August 9, 2001, the Company incorporated Stearns & Lehman, UK Limited, a wholly owned subsidiary located in England. Efforts of this subsidiary are focused on the establishment of an international manufacturing facility of flavoring syrup and powder products in England. In October 2001, the first employees of the subsidiary were hired, and in November 2001, the Company signed a lease on a facility in the Dunstable, Bedfordshire area in England.

10.      SUBSEQUENT EVENTS

         On November 13, 2001, the Company obtained new financing from the Canada Branch of Bank One, NA. The new financing consists of a $975,000 CDN note payable and a $400,000 CDN secured demand line of credit. The proceeds from the new financing were used to repay existing debt.





             [The remainder of this page intentionally left blank.]

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

PLAN OF OPERATION

The Company's business plan continues to be focused on developing and broadening its position as an international supplier of specialty beverage products. While the Company continues its focus on increasing flavoring syrup sales to the specialty coffee industry, a shift of the general food service industry into offering specialty coffee and other specialty beverage products has resulted in Company efforts to provide a broader base of products to the overall food service industry.

The Company is moving forward as quickly as possible with its plans to broaden its international presence in response to the rapid expansion of various United States based specialty coffee retailers into the international market place and the rapid growth of United States style specialty coffee shops in various countries. This growth has been exemplified by an international customer becoming the Company's second largest customer for the quarter ended October 31, 2001. Accordingly, the Company has incorporated a subsidiary in England focused on establishing an international manufacturing facility. A lease has been signed by the Company on a facility in the Dunstable, Bedfordshire area in England. Manufacturing equipment has been ordered for both the production of flavoring syrup and powder products. The current schedule anticipates production to begin at this facility in the fourth quarter of the current fiscal year.

The Company continues to work on several initiatives to expand the Company's product offerings through new concepts to the food service and nightclub industry. As a provider of specialty beverage products, the Company believes that it is important to be active in developing concepts along with providing products for established concepts. The management of the Company believes that the Company's in-house product development team will allow the Company to move into a leadership position within the specialty beverage segment of the food service and nightclub industry. These efforts have resulted in product testing of a frozen beverage product in the U.S. with an international spirits and distillery provider and have laid the groundwork for the development of products for this industry segment.

The Company continues to add to its domestic manufacturing capability and continues to improve its domestic manufacturing efficiency. In May 2001, the Company added an additional automated production line to enhance its powder manufacturing capabilities. In October 2001, the Company tested equipment to handle the packaging of fully pasteurized products. During the remaining portion of fiscal year 2002, the Company will begin the next phase of enhancements to its domestic production lines to increase production efficiency.





             [The remainder of this page intentionally left blank.]

SELECTED SUMMARY FINANCIAL INFORMATION
--------------------------------------

QUARTERLY INFORMATION FOR       2ND QUARTER      1ST QUARTER      4TH QUARTER      3RD QUARTER      2ND QUARTER
INDICATED FISCAL YEARS            FY 2002          FY 2002           FY 2001         FY 2001           FY 2001
BALANCE SHEET:
   CURRENT ASSETS               $ 6,590,819      $ 6,673,265      $ 6,055,666      $ 6,135,923      $ 6,076,687
   TOTAL ASSETS                 $12,224,054      $12,071,358      $11,484,281      $11,332,352      $11,308,823
   CURRENT LIABILITIES          $ 2,020,112      $ 2,143,580      $ 1,749,429      $ 1,765,335      $ 2,056,198
   LONG TERM DEBT, NET OF
   CURRENT PORTION              $   931,147      $ 1,191,689      $ 1,264,891      $ 1,329,056      $ 1,410,544
   TOTAL LIABILITIES            $ 3,175,017      $ 3,494,658      $ 3,172,467      $ 3,266,073      $ 3,666,924
   SHAREHOLDERS' EQUITY         $ 9,049,037      $ 8,576,700      $ 8,311,814      $ 8,066,279      $ 7,641,899
STATEMENT OF OPERATIONS:
   SALES                        $ 6,653,982      $ 6,003,088      $ 4,951,151      $ 5,374,092      $ 5,350,701
   COST OF GOODS SOLD           $ 4,828,879      $ 4,426,791      $ 3,380,542      $ 3,585,049      $ 3,550,433
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES      $ 1,015,993      $ 1,145,621      $ 1,043,781      $ 1,095,301      $   965,140
   NET INCOME                   $   465,798      $   258,141      $   295,699      $   428,174      $   500,105
BASIC AND DILUTED EARNINGS
PER SHARE                       $      0.14      $      0.08      $      0.09      $      0.13      $      0.15


FINANCIAL INFORMATION FOR       FISCAL YEAR      FISCAL YEAR       FISCAL YEAR      SIX MONTHS      SIX MONTHS
SPECIFIED PERIODS                 APRIL 30,       APRIL 30,         APRIL 30,       OCTOBER 31,     OCTOBER 31,
                                    2001            2000              1999            2001            2000
BALANCE SHEET:
   CURRENT ASSETS               $ 6,055,666      $ 5,379,080      $ 3,457,644      $ 6,590,819      $ 6,076,687
   TOTAL ASSETS                 $11,484,281      $10,608,902      $ 7,438,221      $12,224,054      $11,308,823
   CURRENT LIABILITIES          $ 1,749,429      $ 1,975,932      $   865,692      $ 2,020,112      $ 2,056,198
   LONG TERM DEBT, NET OF
   CURRENT PORTION              $ 1,264,891      $ 1,555,040      $   664,203      $   931,147      $ 1,410,544
   TOTAL LIABILITIES            $ 3,172,467      $ 3,724,257      $ 1,633,032      $ 3,175,017      $ 3,666,924
   SHAREHOLDERS' EQUITY         $ 8,311,814      $ 6,884,645      $ 5,805,189      $ 9,049,037      $ 7,641,899
STATEMENT OF OPERATIONS:
   SALES                        $20,044,671      $16,022,600      $10,322,539      $12,657,070      $ 9,719,427
   COST OF GOODS SOLD           $13,536,764      $10,995,610      $ 7,746,376      $ 9,255,670      $ 6,571,172
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES      $ 4,008,535      $ 3,180,460      $ 2,108,038      $ 2,161,614      $ 1,869,453
   NET INCOME                   $ 1,477,600      $ 1,081,238      $   261,534      $   723,939      $   753,727
BASIC AND DILUTED EARNINGS
PER SHARE                       $      0.45      $      0.33      $      0.08      $      0.22      $      0.23

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
--------------------------------------------------------------------------

Results of operations for the three months ended October 31, 2001 were highlighted by the second consecutive overall quarterly sales record. The sales were once again paced by increased syrup sales to the Company's major customer and increased sales to a customer in the United Kingdom.

Net sales for the three months ended October 31, 2001 and 2000 were $6,653,982 and $5,310,076, respectively, which represents a 25.3% increase. For the three months ended October 31, 2001, private label syrup sales increased by 38.1%, the Company's branded syrup products sales decreased by 4.6%, and the specialty frozen beverage products decreased by 15.1%, while the sales of other Company products decreased by 15.9%, all as compared to the three months ended October 31, 2000. Private label syrup, Company branded syrup, specialty frozen beverage products, and other Company products represented 79.7%, 12.9%, 5.0% and 2.4% of gross sales, respectively, for the three months ended October 31, 2001. The Company's private label sales increased primarily as a result of a 55.3% and a 17.4% increase in sales to the Company's first and fourth largest private label customers, respectively. In addition, private label sales to an United Kingdom customer, established in the third quarter of the fiscal year 2001, approximated $242,000. The Company's branded syrup products' sales decreased as a result of a 20.8%, a 41.5% and a 8.8% decrease in the sales of the DOLCE(R), SENZA and the DiNATURA(TM) brands of flavoring syrups, respectively, offsetting a 15.9% increase in the sales of the OSCAR'S(R) brand of flavoring syrups. The sales of the specialty frozen beverage products decreased primarily due to the loss of two private label accounts on which the Company would not agree to a lower selling price. The sales of sugars & toppings, flavor extracts, sub dressings, and cinnamon sticks products lines increased. However, decreases within other products lines within the category, resulted in an overall decrease of the other Company products category. The average per unit sales price of the Company's products decreased by approximately 2.6% for the three months ended October 31, 2001 as compared to the three months ended October 31, 2000. This decrease was primarily due to an overall contractual price decrease to the Company's major customer partially offset by an increase in the sales price of certain products caused by passing on the increase in cost of a certain raw material per terms of the contract.

During the three-month period ended October 31, 2001, the Company experienced lower production labor costs and depreciation while materials costs, freight-out expense and other production costs increased as a percentage of net sales, compared to the same three-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, increased to 72.6% for the three months ended October 31, 2001, compared to 66.4% for the same quarter last year. Other production costs increased due to the Company contracting third party vendors to package certain products shipped to customers in the United Kingdom and the Company utilizing outside services to resolve a production problem. Third party vendors were used to package products requiring non-genetically modified organism ("GMO") approved production facilities and to meet certain packaging specifications of a customer. The Company's United Kingdom production facility, once operational, will be capable of producing these products on an ongoing basis. The production problem was resolved with the design and implementation of additional production line equipment. Material costs increased as a percentage of net sales due to an overall contractual sales price decrease to the

Company's major customer, the higher cost of raw vanilla extracts and liquid sucrose, and the high cost of purchasing non-GMO raw materials in the U.S. Cost of sales increased by $1,277,447 for the three months ended October 31, 2001, compared to the three months ended October 31, 2000.

Total selling, general and administrative expenses increased by 5.3%, or $50,853, for the three months ended October 31, 2001, compared to the three months ended October 31, 2000. The increase in selling, general and administrative expenses was principally a result of the growth in the size of the sales and marketing staff to pursue new product markets and the expenses associated with the development of international business. Selling, general and administrative expenses, as a percentage of net sales, decreased to 15.3% compared to 18.1% for the three months ended October 31, 2001 and 2000, respectively.

Interest expense for the three months ended October 31, 2001 decreased by $8,435 compared to the three months ended October 31, 2000. The decrease primarily reflects a reduction in the average principal amount of outstanding notes payable.

The Company reported total net other expense of $604 for the three months ended October 31, 2001 compared to total net other expense of $6,983 for the three months ended October 31, 2000. The Company also reported a reduction in interest income of $6,621 primarily due to a market loss on the invested funds of a life insurance policy for the current quarter compared to interest income $28,742 for the first quarter last year. The Company also reported a net foreign currency exchange loss of $30,905 for the three months ended October 31, 2001. This net exchange loss pertains to the Company's and its subsidiary's financial instruments which are not denominated in the functional currency of such entities, and resulted from the weakening of the Canadian dollar as compared to the U.S. dollar.

Income before income tax expense decreased to $742,735 for the three months ended October 31, 2001 from $820,207 for the three months ended October 31, 2000. This decrease in spite of higher net sales can mainly be attributed to a production problem that arose and was resolved during the quarter, along with market losses associated with investable funds of a life insurance policy, a foreign currency exchange loss and higher costs of certain raw materials.

The Company recorded income tax expense of $276,937 for the three months ended October 31, 2001. For the three months ended October 31, 2000, the Company recorded income tax expense of $320,102. The decrease is primarily due to a decrease in income before income tax expense.

As a result of the foregoing, the Company reported net income of $465,798, or $0.14 per basic and diluted weighted average number of common shares of the Company (the "Common Shares") outstanding, for the three months ended October 31, 2001 compared to net income of $500,105 or $0.15 per basic and diluted weighted average number of Common Shares outstanding for the three months ended October 31, 2000. The basic weighted average number of Common Shares outstanding was 3,285,865 for each three-month period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000
------------------------------------------------------------------------

Results of operations for the six months ended October 31, 2001 resulted in record sales for a six month period. The sales were paced by increased private label syrup sales to the Company's major customer and increased sales of products to the United Kingdom.

Net sales for the six months ended October 31, 2001 and 2000 were $12,657,070 and $9,634,236, respectively, which represents a 31.4% increase. For the six months ended October 31, 2001, private label syrup sales increased by 46.6%, the Company's branded syrup products sales decreased by 5.0%, and the specialty frozen beverage products increased by 10.2%, while the sales of other Company products decreased by 16.2%, all as compared to the six months ended October 31, 2000. Private label syrup, Company branded syrup, specialty frozen beverage products, and other Company products represented 76.0%, 13.6%, 8.3% and 2.1% of gross sales, respectively, for the six months ended October 31, 2001. The Company's private label sales increased primarily as a result of a 57.9% and a 26.8% increase in sales to the Company's first and fifth largest private label customers, respectively. In addition, private label sales to an United Kingdom customer, established in the third quarter of the fiscal year 2001, approximated $614,000. The Company's branded syrup products' sales decreased as a result of a 19.5% and 50.8% decrease in the sales of the DOLCE(R) and SENZA brands of flavoring syrups, respectively, offsetting a 10.7% and 35.0% increase in the sales of the OSCAR'S(R) and the DiNATURA(TM) brand of flavoring syrups, respectively. The sales of the specialty frozen beverage products increased due to continued growth of this product line and sales of products to new customers in the United Kingdom. This increase was offset by decreases primarily due to the loss of two private label accounts in which the Company would not agree to a lower selling price. The sales of most of the products within the other Company products category decreased except for the sub dressing and cinnamon stick product lines. The average per unit sales price of the Company's products decreased by approximately 1.1% for the six months ended October 31, 2001 as compared to the six months ended October 31, 2000. This decrease was primarily due to an overall contractual price decrease to the Company's major customer. This decrease was partially offset by an increase in the cost of a raw material that was passed on to the same customer by way of a sales price increase on certain products.

During the six-month period ended October 31, 2001, the Company experienced lower production labor costs, freight-out expense, and depreciation while materials costs and other production costs increased as a percentage of net sales, compared to the same six-month period in the previous year. Consequently, cost of sales, as a percentage of net sales, increased to 73.1% for the six months ended October 31, 2001, compared to 67.6% for the same quarter last year. Other production costs increased due to the Company contracting third party vendors to package certain products shipped to customers in the United Kingdom and the Company utilizing outside services to resolve a production problem. Third party vendors were used to package products requiring non-GMO approved production facilities and to meet certain packaging specifications of a customer. The Company's United Kingdom production facility, once operational, will be capable of producing these products on an ongoing basis. The production problem was resolved with the design and implementation of additional production line equipment. Material costs increased as a percentage of net sales due to an overall contractual sales price decrease to the Company's major customer, the higher cost of raw vanilla extracts and liquid sucrose, and the high cost of purchasing non-GMO raw materials in the U.S. Cost of sales increased by $2,684,498 for the six months ended October 31, 2001, compared to the six months ended October 31, 2000.

Total selling, general and administrative expenses increased by 15.6%, or $292,161, for the six months ended October 31, 2001, compared to the six months ended October 31, 2000. The increase in selling, general and administrative expenses was principally a result of the growth in the size of the sales and marketing staff to pursue new product markets and the expenses associated with the development of international business. Selling, general and administrative expenses, as a percentage of net sales, decreased to 17.1% compared to 19.2.7% for the six months ended October 31, 2001 and 2000, respectively.

Interest expense for the six months ended October 31, 2001 decreased by $15,929 compared to the six months ended October 31, 2000. The decrease primarily reflects a reduction in the average principal amount of outstanding notes payable.

The Company reported total net other income of $1,297 for the six months ended October 31, 2001 compared to total net other expense of $7,853 for the six months ended October 31, 2000. The Company reported interest income of $12,790 for the six month period ended October 31, 2001 compared to $36,365 for the six month period last year. The Company also reported a net foreign currency exchange loss of $30,905 for the three months ended October 31, 2001. This net exchange loss pertains to the Company's and its subsidiary's financial instruments which are not denominated in the functional currency of such entities, and resulted from the weakening of the Canadian dollar as compared to the U.S. dollar.

Income before income tax expense decreased to $1,164,554 for the six months ended October 31, 2001 from $1,233,171 for the six months ended October 31, 2000. This decrease in spite of higher net sales can mainly be attributed to higher selling, general and administrative expenses, a production problem that arose and was resolved during the period, along with market losses associated with investable funds of a life insurance policy, a foreign currency exchange loss and higher costs of certain raw materials.

The Company recorded income tax expense of $440,615 for the six months ended October 31, 2001. For the six months ended October 31, 2000, the Company recorded income tax expense of $479,444. The increase is due to a decrease in income before income tax expense.

As a result of the foregoing, the Company reported net income of $723,939, or $0.22 per basic and diluted weighted average number of Common Shares outstanding, for the six months ended October 31, 2001 compared to net income of $753,727 or $0.23 per basic and diluted weighted average number of Common Shares outstanding for the six months ended October 31, 2000. The basic weighted average number of Common Shares outstanding was 3,285,865 for each six-month period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital and working capital ratio as of October 31, 2001 and October 31, 2000 were $4,570,707 and 3.26 to 1 and $4,020,489 and 2.96 to 1, respectively. The increase in working capital for October 31, 2001 compared to October 31, 2000 was primarily a result of a $596,494 increase in the Company's inventory, a $53,788 increase in prepaid expenses and other current assets, a $17,204 increase in deferred income taxes and a $308,214 decrease in accrued taxes offset by a $133,989 decrease in the Company's cash and cash equivalents, a $19,365 decrease in the Company's accounts receivable, a $84,577 increase in accounts payable, a $60,259 increase in the Company's accrued expenses and a $3,734 increase in debt-related current liabilities . The increase in inventory was due to the higher sales levels even though the number of days to turn over inventory increased. The increase in prepaid expenses is primarily a result of an increase in prepaid marketing expenses. The decrease in accrued taxes is a result of lower income tax payable due to lower net taxable income for the period and the payment of estimated taxes. The decrease in accounts receivable was a result of a decrease in the number of days that the Company's customers take to pay their outstanding receivable balances even though there was a sales increase in October 2001 compared to October 2000. The increase in accounts payable is a result of the Company's higher purchasing level associated with higher sales levels. The increase in accrued expenses primarily reflects increases in accrued vacations, accrued salaries and wages and accrued health insurance claims. The increase in debt-related current liabilities is the result of the normal amortization of long term debt.

The Company's operating activities for the six months ended October 31, 2001, used $102,132 in net cash. The Company used $568,737 to acquire equipment and $134,471 to make principal payments on long-term debt and other liabilities. Due to a market loss on the invested funds of a life insurance policy, the net cash surrender value of a life insurance policy decreased by $11,767. The Company received cash of $41,751 from an increase in the amount outstanding of its line of credit. Consequently, during this period, cash and cash equivalents decreased by $718,100 after a $33,722 increase in cash as the result of the effect of exchange rate changes. The Company expects operating activities to provide cash for investing and financing activities. The Company presently expects to invest an additional $350,000 in equipment and over $140,000 in leasehold improvements in the United Kingdom manufacturing facility currently being established which may be financed through cash flows or additional borrowings.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 30, 2001, the Company held its Annual Meeting of Shareholders ("Annual Meeting") for the purposes of electing directors to serve until the next annual meeting and the ratification of independent public accountants. The nominees for directors were unopposed. 3,285,865 Common Shares were outstanding and entitled to vote at the Annual Meeting. The number of shares present or represented by proxy at the Annual Meeting was 2,874,988 shares. The results of the voting were as follows:

                                                    VOTES FOR         VOTES AGAINST        ABSTAINED
William C. Stearns for Director                     2,873,188                  0              1,800
Sally A. Stearns for Director                       2,873,388                  0              1,600
Frank E. Duval for Director                         2,873,388                  0              1,600
Carter F. Randolph, Ph.D. for Director              2,873,388                  0              1,600
Adam "Bud" Vetter for Director                      2,873,388                  0              1,600
Ratification of Deloitte & Touche LLP as            2,873,088                100              1,800
independent public accountants


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


Date:   December 14, 2001                  STEARNS & LEHMAN, INC.
                                                (Registrant)


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